Form 10-Q
period 2020-12-31
Medicale Corp.
filed 2021-02-01
CIK 1827855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-250025

Medicale Corp.

(Exact name of registrant as specified in its charter)

Nevada	8000	EIN 98-1556944
(State or other jurisdiction of incorporation or Organization)	(Primary Standard Industrial Classification Code Number)	(IRS Employer Identification Number)

Otar Lortkifanidze 16

Tbilisi

Georgia, 0114

+17026054432

medicalecorp@gmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No[_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court. Yes[_] No[ X ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 1, 2021
Common Stock: $0.0001	3,400,000

                                                                       TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of December 31, 2020 (Unaudited) and September 30, 2020	3
	Condensed Statement of Operations for the three months ended December 31, 2020 (Unaudited)	4
	Condensed Statement of Stockholders’ Equity (Deficit) for the three months ended December 31, 2020 (Unaudited)
	Condensed Statement of Cash Flows for the three months ended December 31, 2020 (Unaudited)	5
	Notes to the Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine safety disclosures
Item 5	Other Information
Item 6	Exhibits
	Signatures

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	December 31, 2020	September 30, 2020
ASSETS	(Unaudited)
Current Assets
Related party receivables	$200	$200
Total Current Assets	200	200

Intangible assets, net	11,400	12,000

Total Assets	$11,600	$12,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$12,000	$12,000
Related party accrued wages	4,000	1,000
Related party advances	8,517	603
Total Current Liabilities	24,517	13,603

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 3,400,000 shares issued and outstanding	340	340
Additional paid-in capital	180	180
Accumulated deficit	(13,437)	(1,923)
Total Stockholders’ Deficit	(12,917)	(1,403)

Total Liabilities and Stockholders’ Deficit	$11,600	$12,200

The accompanying notes are an integral part of these condensed financial statements

F-3

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

Three months ended December 31, 2020

REVENUES	$ –

General and Administrative Expenses	11,514

NET INCOME (LOSS) FROM OPERATION	(11,514)

INCOME (LOSS) BEFORE TAXES	(11,514)
PROVISION FOR TAXES	–

NET INCOME (LOSS)	(11,514)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,400,000

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Three months ended December 31, 2020

(Unaudited)

	Common Stock		Additional		Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Equity (Deficit)

Balance, September 30, 2020	3,400,000	$340	$180	$(1,923)	$(1,403)
Net loss for the period ended December 31, 2020	–	–	–	(11,514)	(11,514)
Balance, December 31, 2020	3,400,000	$340	$180	$(13,437)	$(12,917)

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Three months ended December 31, 2020
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(11,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	600
Changes in assets and liabilities:
Related party accrued wages	3,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(7,914)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party short term advances	7,914

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	7,914

Net Cash Increase for Period	–

Cash at the beginning of Period	–
Cash at end of Period	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

Notes to the Condensed Financial Statements

December 31, 2020

(Unaudited)

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

MEDICALE CORP. (“the Company,”, “we,” “us” or “our”) was incorporated in the State of Nevada on August 17, 2020. We plan to offer consulting services and distribution of the dietary supplements. A dietary supplement is a manufactured product intended to supplement the diet when taken by mouth as a pill, capsule, tablet, or liquid. A supplement can provide nutrients either extracted from food sources or synthetic, individually or in combination, in order to increase the quantity of their consumption.

Our principal place of business is located Otar Lortkifanidze 16, Tbilisi, Georgia, 0114 is provided to us on a rent free basis by our sole officer and director. Our telephone number is +17026054432.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $13,437 as of December 31, 2020.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2020, are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2021. These unaudited condensed financial statements should be read in conjunction with the September 30, 2020, financial statements and notes thereto.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

Financial Accounting Standard Board Accounting Standards Codification number 340-10-S99-1, Other Assets and Deferred Costs, allows specific, incremental costs directly related to securities offerings to be deferred and charged against the gross proceed of the offering. The Company defers applicable syndication expenses based on this criteria. The Company will write off all deferred offering costs if a securities offering is aborted.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

For The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at December 31, 2020.

Income Taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Long-Lived Assets – Intangible Assets

We account for our intangible assets in accordance with ASC Subtopic 350-30, General Intangibles Other Than Goodwill, and ASC Subtopic 360-10-05, Accounting for the Impairment or Disposal of Long-Lived Assets. ASC Subtopic 350-30 requires assets to be measured based on the fair value of the consideration given or the fair value of the assets (or net assets) acquired, whichever is more clearly evident and, thus, more reliably measurable. Further, ASC Subtopic 350-30 requires an intangible asset to be amortized over its useful life and for the useful life to be evaluated every reporting period to determine whether events or circumstances warrant a revision to the remaining period of amortization. If the estimate of useful life is changed the remaining carrying amount of the intangible asset is amortized prospectively over the revised remaining useful life. Costs of internally developing, maintaining, or restoring intangible assets are recognized as an expense when incurred.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of  December 31, 2020, there were no potentially dilutive debt or equity instruments issued or outstanding.

Recent Accounting Pronouncements

We have reviewed all the recently-issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

Risks and Uncertainties

In December 2020, a novel strain of coronavirus (COVID-19) emerged in Wuhan, Hubei Province, China. While initially the outbreak was largely concentrated in China and caused significant disruptions to its economy, it has now spread to several other countries and infections have been reported globally.

The ultimate impact of the COVID-19 pandemic on the Company’s operations is unknown and will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration of the COVID-19 outbreak, new information which may emerge concerning the severity of the COVID-19 pandemic, and any additional preventative and protective actions that governments, or the Company, may direct, which may result in an extended period of continued business disruption, reduced customer traffic and reduced operations. Any resulting financial impact cannot be reasonably estimated at this time but is anticipated to have a material adverse impact on our business, financial condition and results of operations.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Financial Statement Reclassification

Certain account balances from prior periods have been reclassified in these financial statements to conform to current period classifications.

Note 4 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

During the period ended September 30, 2020, the Company sold 3,200,000 shares of common stock to the Company’s sole officer, director, and related party, Borisi Alborovi, for $0.0001 per share or $320.

During the period ended September 30, 2020, the Company sold 200,000 shares of common stock to a non-related party for $0.001 per share or $200.

As of December 31, 2020 the company had 3,400,000 shares issued and outstanding.

Note 5 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five year useful life or $2,400 per year. During the three months ended December 31, 2020, $600 of amortization expense was recognized.

Balances as of December 31, 2020 and September 30, 2020 are as follows:

	December 31, 2020	September 30, 2020

Intangible Assets Purchased	$12,000	$12,000
Accumulated Amortization	(600)	-
Net Book Value	$11,400	$12,000

Note 6– COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Borisi Alborovi, has agreed to provide his own premise for office needs. He will not take any fee for these premises, it is for free use.

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, is the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through December 31, 2020. During the three months ended December 31, 2020, Mr. Alborovi paid $7,914 for operating expenses on behalf of the Company and as of December 31, 2020 and September 30, 2020 the Company owed Mr. Alborovi $8,517 and $603, respectively for these advances. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $1,000 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Albrovi is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the three months ended December 31, 2020, Mr. Alborovi earned $3,000 of compensation and as of December 31, 2020 and September 30, 2020 the Company owed Mr. Alborovi $4,000 and $1,000, respectively for accrued wages.

As of September 30, 2020 and December 31, 2020, due to the Company not having a bank account, Mr. Alborovi had possession of $200 of the Company’s funds. This amount is recorded in related party receivables on the Balance Sheet.

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2020 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

 EMPLOYEES AND EMPLOYMENT AGREEMENTS

At present, we have no employees other than our officer and director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to any officers, directors or employees.

Results of Operation

Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Months Ended December 31, 2020:

During the three months ended December 31, 2020, we have not generated any revenues.

Our net loss for the three months ended December 31, 2020 was $11,514. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of December 31, 2020, our total assets were $11,600 consisting of a $200 receivable due from our President for amounts he was holding on our behalf and $11,400 of net intangible assets. As at December 31, 2020, our current liabilities were $24,517 consisting of related party advances of $8,517 and accounts payable $16,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2020, net cash flows used in operating activities was $7,914.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended December 31, 2020.

Cash Flows from Financing Activities

During the three months ended December 31, 2020, we generated $7,914 of cash from proceeds from related party short term advances.

 Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next three months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations. We will have to raise additional funds in the next twelve months in order to sustain and expand our operations. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. We have and will continue to seek to obtain short-term loans from our directors, although no future arrangement for additional loans has been made. We do not have any agreements with our directors concerning these loans. We do not have any arrangements in place for any future equity financing.

Off-Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-month period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

                                                                    SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in Otar Lortkifanidze 16

Tbilisi Georgia, 0114.

MEDICALE CORP.

By: /s/ Borisi Alborovi
President, Treasurer and Secretary
(Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ Borisi Alborovi
Borisi Alborovi	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 1, 2021