Form 10-Q
period 2021-06-30
Medicale Corp.
filed 2021-08-16
CIK 1827855

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

[ X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of June 30, 2021
Common Stock: $0.0001	5,920,000

                                                                       TABLE OF CONTENTS

PART 1	FINANCIAL INFORMATION
Item 1	Financial Statements (Unaudited)
	Condensed Balance Sheets as of June 30, 2021 (Unaudited) and September 30, 2020	4
	Condensed Statement of Operations for the three and nine months ended June 30, 2021 (Unaudited)	5
	Condensed Statement of Stockholders’ Equity (Deficit) for the three and nine months ended June 30, 2021 (Unaudited)	6
	Condensed Statement of Cash Flows for the nine months ended June 30, 2021 (Unaudited)	7
	Notes to the Condensed Financial Statements (Unaudited)	8
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10
Item 4.	Controls and Procedures
PART II.	OTHER INFORMATION
Item 1	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3	Defaults Upon Senior Securities
Item 4	Mine safety disclosures
Item 5	Other Information
Item 6	Exhibits
	Signatures

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	June 30, 2021	September 30, 2020
ASSETS	(Unaudited)
Current Assets
Cash	$20,772	$-
Related party receivables	200	200
Total Current Assets	20,972	200

Intangible assets, net	10,200	12,000

Total Assets	$31,172	$12,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable	$12,000	$12,000
Related party accrued wages	10,000	1,000
Related party advances	10,980	603
Total Current Liabilities	32,980	13,603

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 and 3,400,000 shares issued and outstanding respectively;	592	340
Additional paid-in capital	25,128	180
Accumulated deficit	(27,528)	(1,923)
Total Stockholders’ Deficit	(1,808)	(1,403)

Total Liabilities and Stockholders’ Deficit	$31,172	$12,200

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2021	Nine months ended June 30, 2021

REVENUES	$ –	$ –

General and Administrative Expenses	6,916	25,605

NET INCOME (LOSS) FROM OPERATION	(6,916)	(25,605)

INCOME (LOSS) BEFORE TAXES	(6,916)	(25,605)
PROVISION FOR TAXES	–	–

NET INCOME (LOSS)	$ (6,916)	$ (25,605)

NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.00)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	4,524,449

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP

STATEMENT OF STOCKHOLDER' EQUITY (DEFICIT)

For the three and nine months ended June 30, 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, September 30, 2020	3,400,000	$340	$180	$(1,923)	$(1,403)
Net loss for the period ended December 31, 2020	-	-	-	(11,514)	(11,514)
Balance, December 31, 2020	3,400,000	340	180	(13,437)	(12,917)
Sale of common stock at $0.01 per share in February and March 2021	2,520,000	252	24,948	-	25,200
Net loss for the period ended March 31, 2021	–	–	–	(7,175)	(7,175)
Balance, March 31, 2021	5,920,000	592	25,128	(20,612)	5,108
Net loss for the period ended June 30, 2021	–	–	–	(6,916)	(6,916)
Balance, June 30, 2021	5,920,000	$ 592	$ 25,128	$(27,528)	$ (1,808)

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended June 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(25,605)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,800
Changes in assets and liabilities:
Related party accrued wages	9,000

CASH FLOWS USED IN OPERATING ACTIVITIES	(14,805)

CASH FLOWS FROM INVESTING ACTIVITIES	–

CASH FLOWS FROM FINANCING ACTIVITIES
Shares issued at 0.01 per share	25,200
Proceeds from related party short term advances	10,377

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	35,577

Net Cash Increase for Period	20,772

Cash at the beginning of Period	-
Cash at end of Period	$20,772

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–
Income taxes paid	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

Notes to the Condensed Financial Statements

June 30, 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $27,528 as of June 30, 2021.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the nine months ended June 30, 2021, are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2021. These unaudited condensed financial statements should be read in conjunction with the September 30, 2020, financial statements and notes thereto.

Cash and Cash Equivalents

The Company considers all highly liquid investments with the original maturities of three months or less to be cash equivalents.

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

F-7

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at June 30, 2021.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2021, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

As of June 30, 2021 the company had 5,920,000 shares issued and outstanding.

Note 5 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five year useful life or $2,400 per year. During nine months ended June 30, 2021, $1,800 of amortization expense was recognized, respectively.

Balances as of June 30, 2021 and September 30, 2020 are as follows:

	June 30, 2021	September 30, 2020

Intangible Assets Purchased	$12,000	$12,000
Accumulated Amortization	(1,800)	-
Net Book Value	$10,200	$12,000

Note 6– COMMITMENTS AND CONTINGENCIES

Our sole officer and director, Borisi Alborovi, has agreed to provide his own premise for office needs. He will not take any fee for these premises, it is for free use.

F-9

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, is the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through June 30, 2021. During the nine months ended June 30, 2021, Mr. Alborovi paid $10,377 for operating expenses on behalf of the Company and as of June 30, 2021 and September 30, 2020 the Company owed Mr. Alborovi $10,980 and $603, respectively for these advances. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $1,000 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Albrovi is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the nine months ended June 30, 2021, Mr. Alborovi earned $9,000 of compensation and as of June 30, 2021 the Company owed Mr. Albrovi $10,000 for accrued wages.

As of September 30, 2020 and June 30, 2021, Mr. Alborovi had possession of $200 of the Company’s funds. This amount is recorded as a related party receivable on the Balance Sheet.

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Nine Months Ended June 30, 2021:

During the three and nine months ended June 30, 2021, we have not generated any revenues.

Our net loss for the three months ended June 30, 2021 was $6,916. Operating expenses consist of mainly professional fees.

Our net loss for the nine months ended June 30, 2021 was $25,605. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of June 30, 2021, our total assets were $31,172 consisting of a $200 receivable due from our President for amounts he was holding on our behalf and $20,772 of cash generated from the sale of common stock. As of June 30, 2021, our current liabilities were $32,980 consisting of related party advances of $10,980, accounts payable $12,000, and $10,000 due to a related party for accrued wages.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended June 30, 2021, net cash flows used in operating activities was $14,805.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the nine months ended June 30, 2021.

Cash Flows from Financing Activities

During the nine months ended June 30, 2021, we generated $35,577 from financing activities.  Financing activities consisted of related party short term advances of $10,377 and issuance of common stock for $25,200.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

No report required.

ITEM 6. EXHIBITS

#	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

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

Signature	Title	Date

/s/ Borisi Alborovi
Borisi Alborovi	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 16, 2021