Form 10-K
period 2021-09-30
Medicale Corp.
filed 2021-12-15
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-250025

MEDICALE CORP.

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8000 (Primary Standard Industrial Classification Number)	98-1556944 (IRS Employer Identification Number)

Otar Lortkifanidze 16

Tbilisi

Georgia, 0114

+17026054432

medicalecorp@gmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address, including zip code, and telephone number,

including area code, of agent for service)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒.

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted a pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 31, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0. As of December 15, 2021, 5,920,000 shares of the registrant’s common stock, $0.0001 par value, were outstanding.

i

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ii

PART I

Item 1. Description of Business

GENERAL INFORMATION ABOUT OUR COMPANY

Medicale Corp (“we,” “our” or the “Company”) was incorporated in the State of Nevada on August 17, 2020. To date we have not generated revenue from our business operations. Furthermore, as we are still in the early stages of developing our business and expect to operate at a loss as we grow our business. There is little historical financial information about our Company upon which to base an evaluation of our performance or to make a decision regarding an investment in our shares. We cannot guarantee that we will be successful in our business operations or that we will achieve significant, if any, level of market acceptance for our proposed business operations and products. Our business could be subject to any or all of the problems, expenses, delays and risks inherent in the establishment of a new business enterprise, including limited capital resources, possible changes in consumer interest, possible cost overruns due to price and cost increases in services or products we require.

We have never been subject to any bankruptcy proceeding. Our principal executive offices are located at Otar Lortkifanidze 16, Tbilisi, Georgia, 0114. Our phone number is +17026054432.

The Company offers consulting services and distribution of the dietary supplements. A dietary supplement is a manufactured product intended to supplement the diet when taken by mouth as a pill, capsule, tablet, or liquid. A supplement can provide nutrients either extracted from food sources or synthetic, individually or in combination, in order to increase the quantity of their consumption. The class of nutrient compounds includes vitamins, minerals, fiber, fatty acids and amino acids. Dietary supplements can also contain substances that have not been confirmed as being essential to life, but are marketed as having a beneficial biological effect, such as plant pigments or polyphenols. Animals can also be a source of supplement ingredients, as for example collagen from chickens or fish.

We intend to buy all dietary supplements on wholesale and resell them around the Georgia via our internet platform. Our website address is : http://medicalecorp.com. The site provides different variants of products, such as: vitamins, minerals, proteins and amino acids, essential fatty acids, probiotics and other products, as well as direct contact with our company for consulting services. All products have their short description and the price.

Item 1.A. Risk Factors.

Not required for Smaller reporting companies.

Item 1.B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

 Currently we don’t own any properties. Our business office is located at Otar Lortkifanidze 16 Tbilisi Georgia, 0114. This address was provided by sole officer and president, Borisi Alborovi. Our telephone number is +17026054432.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of September 30, 2021, there were approximately 32 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended September 30, 2021 and 2020, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2021, and 2020 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are a development stage corporation with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. We do not anticipate that we will generate significant revenues until we have raised the funds necessary to conduct a marketing program.

PLAN OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2021 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2020.

Our net loss for the fiscal year ended September 30, 2021 was $32,152 compared to a net loss of $1,923 during the fiscal year ended September 30, 2020. In September 30, 2021 and September 30, 2020 the Company have not generated any revenue.

Expenses incurred were $32,152 during fiscal year ended September 30, 2021 compared to $1,923 during fiscal year ended September 30, 2020. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,920,000 for the fiscal year ended September 30, 2021 and 3,400,000 for the fiscal year ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED September 30, 2021 and 2020.

As of September 30, 2021, our total assets were $28,275 consisting of capital raised from issuance of common stock and website development.

As of September 30, 2020, our total assets were $12,200.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2021, net cash flows used in operating activities was $17,752. For the fiscal year ended September 30, 2020, net cash flows used in operating activities was $1,123.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended September 30, 2021, and 2020.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended September 30, 2021, net cash provided by financing activities was $36,227. For the fiscal year ended September 30, 2020, net cash from financing activities was $1,123.

OFF-BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

GOING CONCERN

There is no historical financial information about us upon which to base an evaluation of our performance. We are in start-up stage operations and have not generated any revenues. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially adversely affected.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with the accounting principles generally accepted in the United States of America. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our financial statements is critical to an understanding of our financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. The estimates and judgments will also affect the reported amounts for certain expenses during the reporting period. Actual results could differ from these good faith estimates and judgments.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-9 of this report and are incorporated by reference in this Item 8.

Item 9. Changes in and Disagreements with Accounting and Financial Disclosures.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time period specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the CEO and CFO, as appropriate, to allow timely decisions regarding required disclosures. Our management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures, which, by their nature, can provide only reasonable assurance regarding management’s control objectives.

Our management, with the participation of our CEO, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this Report. Based upon this evaluation, our CEO concluded that our disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is described below.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Rule 13a-15(f). Our internal control over financial reporting is a process designed to provide reasonable assurance to our management and board of directors regarding the reliability of financial reporting and the preparation of the financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP and our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. All internal control systems, no matter how well designed, have inherent limitations, including the possibility of human error and the circumvention of overriding controls. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2021. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.
•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and

While we strive to segregate duties as much as practicable, there is an insufficient volume of transactions at this point in time to justify additional full-time staff. We believe that this is typical in many development stage companies. We may not be able to fully remediate the material weakness until we commence operations at which time, we would expect to hire more staff. We will continue to monitor and assess the costs and benefits of additional staffing.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to the SEC rules that permit us to provide only management’s report in this Annual Report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Borisi Alborovi Otar Lortkifanidze 16, Tbilisi Georgia, 0114	34	President, Secretary, Treasurer and Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

Resume

Borisi Alborovi has been our President, Secretary, Treasurer and sole Director since our incorporation on August 17, 2020.  Mr. Alborovi graduated from the Ilia State University – Faculty of Law at 2008. Then he graduated from the Georgian Institute of Public Affairs – Courses of Business Administration at 2015. For the last seven years Mr. Borisi Alborovi worked in sales, mostly as self-employed and during this time he has been planning formation and operation of Medicale Corp His specific knowledge, qualifications and skills have led to our conclusion that Mr. Alborovi is a suitable person to develop our business.

Committees of the Board

Our Company currently does not have nominating, compensation or audit committees or committees performing similar functions, nor does our Company have a written nominating, compensation or audit committee charter. Our director believes that it is not necessary to have such committees, at this time, because the functions of such committees can be adequately performed by the sole director.

Our Company does not have any defined policy or procedural requirements for shareholders to submit recommendations or nominations for Directors. The sole director believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our Company does not currently have any specific or minimum criteria for the election of nominees to the sole director and we do not have any specific process or procedure for evaluating such nominees. The sole director, will assess all candidates, whether submitted by management or shareholders, and make recommendations for election or appointment.

A shareholder who wishes to communicate with our sole director may do so by directing a written request addressed to our president and director, at the address appearing on the first page of this Prospectus.

Corporate Governance

The Company promotes accountability for adherence to honest and ethical conduct; endeavors to provide full, fair, accurate, timely and understandable disclosure in reports and documents that the Company files with the Securities and Exchange Commission (the “SEC”) and in other public communications made by the Company; and strives to be compliant with applicable governmental laws, rules and regulations. The Company has not formally adopted a written code of business conduct and ethics that governs the Company’s employees, officers and directors as the Company is not required to do so.

In lieu of an Audit Committee, the Company’s sole director is responsible for reviewing and making recommendations concerning the selection of outside auditors, reviewing the scope, results and effectiveness of the annual audit of the Company's financial statements and other services provided by the Company’s independent public accountants. The sole director reviews the Company's internal accounting controls, practices and policies.

Delinquent Section 16(a) Reports

Our common stock is not registered pursuant to Section 12 of the Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our officers, directors and principal stockholders are not subject to the beneficial ownership reporting requirements of Section 16(a) of the Exchange Act.

Code of Business Conduct

We have not adopted a Code of Business Conduct within the meaning of Item 406(b) of Regulation S-K.

Board Committees

We do not have any Board Committees.

Item 11. Executive Compensation.

The table below summarizes the total compensation earned by each of our named executive Officers (“NEOs”) for each of the fiscal years listed.

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from our inception on August 17, 2020 until September 30, 2021:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Borisi Alborovi, President,	2020 2021	12,000 1,000	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	-0- -0-	12,000 1,000
Treasurer and Secretary

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Currently, our officer and director is entitled to $1,000 per month in cash compensation totaling $12,000 as of September 30, 2021; but this amount is being deferred until the Company is in a position to start payments under Consulting Agreement. He is reimbursed for any out-of-pocket expenses that he incurs on our behalf. In the future, we may approve payment of salaries for officers and directors, but currently, no such plans have been approved. We also do not currently have any benefits, such as health or life insurance, available to our employees.

Compensation of Directors

Directors are permitted to receive fixed fees and other compensation for their services as directors. The Board of Directors has the authority to fix the compensation of directors. No amounts have been paid to, or accrued to, our director in such capacity.

Stock Plan

We have not adopted a stock plan but may do so in the future.

Employment Agreements

The executive officer is currently not a party to any employment agreement with us.

Director Independence

Our securities are not currently traded on any public exchange and as such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent. We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market’s requirements for independent directors.

Under the NASDAQ rules, our current director does not qualify as an independent director.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2021, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Borisi Alborovi, President, CEO, Treasurer, Secretary and Chairman of the Board.	3,200,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Borisi Alborovi, President, CEO, Treasurer, Secretary and Chairman of the Board.	54%

This percentage is calculated based on the outstanding shares of 5,920,000 as of September 30, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2020 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Of Common Stock

Common	Borisi Alborovi	3,200,000	54%
Common	All Officers and Directors as a Group (1 person)	3,400,000	54%

Future Sales by Existing Shareholders

A total of 3,200,000 common shares at $0.0001 per share have been issued to our sole stockholder. They are restricted securities, as that term is defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Act. Under Rule 144, such shares can be publicly sold, subject to volume restrictions and certain restrictions on the manner of sale, commencing six months after their acquisition.

Any sale of shares held by the existing stockholder (after applicable restrictions expire) and/or the sale of shares purchased in this offering (which would be immediately resalable after the offering), may have a depressive effect on the price of our common stock in any market that may develop, of which there can be no assurance.

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Mac Accounting Group, LLP, Independent registered public accountants for services for the fiscal years 2021 and 2020, respectively.

Fee Category	Fiscal Year 2021	Fiscal Year 2020
Audit Fees	$12,150	$–
Tax Fees	–	–
All Other Fees	–	–
Total	$12,150	$–

Audit Fees

Audit fees were for professional services rendered in connection with the audit of our annual financial statements set forth in our Annual Reports on Form 10-K, the review of our quarterly financial statements set forth in our Quarterly Reports on Form 10-Q and consents for other SEC filings.

Audit-Related Fees

Audit-related fees consist of fees billed for professional services for consultation on accounting matters.

Approval of Services Provided by Independent Registered Public Accounting Firm

The Board of Directors has considered whether the services provided under other non-audit services are compatible with maintaining the auditor’s independence and has determined that such services are compatible. The Board of Directors has adopted policies and procedures for pre-approving all non-audit work performed by the external auditors. The Board of Directors will annually pre-approve services in specified accounting areas. The Board of Directors also annually approves the budget for the annual generally accepted accounting principles (GAAP) audit.

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Medicale Corp. at September 30, 2021 and 2020, and for each of the two fiscal years in the period ended September 30, 2021, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-9 of this Report.

(2) Not applicable.

(3) Exhibits

31	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32	Certification of the Chief Executive Officer and the Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in IXBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 15, 2021.

MEDICALE CORP.

By:	/s/ Borisi Alborovi
Borisi Alborovi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 15, 2021.

Signature	Title

/s/ Borisi Alborovi	President, Chief Executive Officer, Treasurer, Secretary,
Borisi Alborovi	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

MEDICALE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medicale Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medicale Corp. as of September 30, 2021 and 2020, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2021 and for the period from inception on August 17, 2020 through September 30, 2020, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Medicale Corp. as of September 30, 2021 and 2020, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has not yet generated any revenues. This raises substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

  These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to Medicale Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Medicale Corp. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating critical audit matters, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Intangible Assets – Refer to note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of intangible assets for impairment involves the comparison of the fair value of each intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings. The company performed their annual impairment assessment of the website as of September 30, 2021. Because the estimated fair value exceeded their carrying value, no impairment was recorded. As of September 30, 2021, carrying value of the website was $9,600.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures involved evaluating the reasonableness of management’s forecasts and future plans for the Company through inquiry and by assessing the progress and development of the Company since the acquisition of the website on September 30, 2020.

/s/ Mac Accounting Group, LLP

We have served as Medicale Corp.'s auditor since 2020.

Midvale, Utah

December 15, 2021

MEDICALE CORP.

BALANCE SHEETS

	September 30, 2021	September 30, 2020
ASSETS
Current Assets
Cash	$18,475	$–
Related party receivables	200	200
Total current assets	18,675	200

Intangible Assets, net	9,600	12,000

Total Assets	$28,275	$12,200

LIABILITIES AND STOCKHOLDER’S EQUITY
Liabilities
Related party advances	$11,630	$603
Accounts payable and accrued expenses	25,000	13,000
Total Current Liabilities	36,630	13,603
Commitments and Contingencies	–	–
Stockholders’ Equity
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,920,000 and 3,400,000 shares issued and outstanding respectively;	592	340
Additional paid-in-capital	25,128	180
Accumulated deficit	(34,075)	(1,923)
Total Stockholders’ Equity	(8,355)	(1,403)

Total Liabilities and Stockholders’ Equity	$28,275	$12,200

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF OPERATIONS

	For the year ended September 30, 2021	From August 17, 2020 (inception) through the year ended September 30, 2020

REVENUE	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	32,152	1,923
TOTAL OPERATING EXPENSES	32,152	1,923

NET INCOME (LOSS) FROM OPERATIONS	(32,152)	(1,923)

INCOME (LOSS) BEFORE TAXES	(32,152)	(1,923)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(32,152)	$(1,923)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	3,615,616	3,302,223

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

FOR THE YEAR ENDED SEPTEMBER 30, 2021 & FROM AUGUST 17, 2020 (INCEPTION) THROUGH SEPTEMBER 31, 2020

	Common Stock		Additional Paid-in		Total Stockholder’s
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, August 17, 2020 (inception)	–	$–	$–	$–	$–

Sale of common stock to a related party at $0.0001 per share	3,200,000	320	–	–	320
Sale of common stock at $0.001 per share	200,000	20	180		200
Net loss for the period ended September 30, 2020	–	–	–	(1,923)	(1,923
Balance, September 30, 2020	3,400,000	340	180	(1,923)	(1,403)
Sale of common stock at $0.01 per share	2,520,000	252	24,948	–	25,200
Net loss for the period ended September 30, 2021	–	–	–	(32,152)	(32,152)
Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2021	From August 17, 2020 (inception) through the year ended September 30, 2020
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss for the period	$(32,152)	$(1,923)
Adjustments to reconcile net loss to net cash (used in) operating activities
Amortization of intangible assets	2,400	–
Changes in operating assets and liabilities:
Intangible assets	–	(12,000)
Accounts payable and accrued expenses	12,000	13,000
Related party receivables	–	(200)
CASH FLOWS USED IN OPERATING ACTIVITIES	(17,752)	(1,123)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	25,200	520
Proceeds from related party short term advances	11,027	602
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	36,227	1,123

NET INCREASE IN CASH	18,475	–
Cash and equivalents at beginning of the period	–	–
Cash and equivalents at end of the period	$18,475	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2021 and 2020

Note 1 – ORGANIZATION AND NATURE OF BUSINESS

MEDICALE CORP (“the Company,”, “we,” “us” or “our”) was incorporated in the State of Nevada on August 17, 2020. We plan to offer consulting services and distribution of the dietary supplements. A dietary supplement is a manufactured product intended to supplement the diet when taken by mouth as a pill, capsule, tablet, or liquid. A supplement can provide nutrients either extracted from food sources or synthetic, individually or in combination, in order to increase the quantity of their consumption.

Our principal place of business is located Otar Lortkifanidze 16, Tbilisi, Georgia, 0114 which is provided to us on a rent free basis by our sole officer and director. Our telephone number is +17026054432.

 Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.  The Company has an accumulated deficit of $34,075 as of September 30, 2021.  The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The Company’s year-end is September 30.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

FASB ASC Topic 820, "Fair Value Measurement," defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2021.

Income Taxes

The Company is a C Corporation under the Internal Revenue Code and a similar section of the state code.

All income tax amounts reflect the use of the liability method under accounting for income taxes. Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes arising primarily from differences between financial and tax reporting purposes. Current year expense represents the amount of income taxes paid, payable or refundable for the period.

Deferred income taxes, net of appropriate valuation allowances, are determined using the tax rates expected to be in effect when the taxes are actually paid. Valuation allowances are recorded against deferred tax assets when it is more likely than not that such assets will not be realized. When an uncertain tax position meets the more likely than not recognition threshold, the position is measured to determine the amount of benefit or expense to recognize in the financial statements.

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2021, our September 30, 2020 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

Long-Lived Assets – Intangible Asset

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

 Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period.  Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2021 were no differences between our comprehensive loss and net loss.

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

During the year ended September 31, 2021, the Company sold 2,520,000 shares of common stock to a non-related party for $0.01 per share or $25,200.

As of September 30, 2021 the company had 5,920,000 shares issued and outstanding.

Voting Common Stock

All shares of common stock have voting rights and are identical. All holders of shares of voting common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

Non-voting Common Stock

All of the other terms of the Non-Voting Common Stock shall be identical to the Voting Common Stock, except for the right of first refusal that attaches to the Non-Voting Common Stock, as explained in the Company’s Bylaws.

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2021, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

The extent of the impact of the coronavirus (“COVID-19”) outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions and the impact of COVID-19 on the overall economy, all of which are highly uncertain and cannot be predicted. If the overall economy is impacted for an extended period, the Company’s future operating results may be materially and adversely affected.

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five year useful life or $2,400 per year.

Balances as of September 30, 2021 and September 30, 2020 are as follows:

	September 30, 2021	September 30, 2020

Intangible Assets Purchased	$12,000	$12,000
Accumulated Amortization	(2,400)	–
Net Book Value	$9,600	$12,000

Note 7 – RELATED PARTY TRANSACTION

The sole officer and director, Borisi Alborovi, is the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through September 30, 2021. During the year ended September 30, 2021, Mr. Alborovi paid $11,027 for operating expenses on behalf of the Company and as of September 30, 2021 and September 30, 2020 the Company owed Mr. Alborovi $11,630 and $603, respectively for these advances. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $1,000 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Albrovi is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the year ended September 30, 2021, Mr. Alborovi earned $12,000 of compensation and as of September 30, 2021 the Company owed Mr. Albrovi $13,000 for accrued wages.

Note 8 – INCOME TAXES

As of September 30, 2021, the Company had net operating loss carry forwards of approximately $20,000 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2021	September 30, 2020
Federal income tax benefit attributable to:
Current operations	$(6,800)	$(405)
Related party accruals	2,500	–
Less: change in valuation allowance	4,300	405
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2021	September 30, 2020

Deferred tax asset attributable to:
Net operating loss carry over	$5,200	$405
Related party accruals	3,400	–
Less: valuation allowance	(8,600)	(405)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2021 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

