Form 10-Q
period 2022-03-31
Medicale Corp.
filed 2022-04-29
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 29, 2022
Common Stock: $0.0001	5,920,000

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	September 30, 2021
	(Unaudited)
ASSETS
Current Assets
Escrow Account	$344	$18,475
Related party receivables	200	200
Total Current Assets	544	18,675

Intangible assets, net	8,400	9,600

Total Assets	$8,944	$28,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Accounts payable and accrued expenses	$31,000	$25,000
Related party advances	11,630	11,630
Total Current Liabilities	42,630	36,630

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	25,128	25,128
Accumulated deficit	(59,406)	(34,075)
Total Stockholders’ Deficit	(33,686)	(8,355)

Total Liabilities and Stockholders’ Deficit	$8,944	$28,275

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended March 31, 2022	Three months ended March 31, 2021	Six months ended March 31, 2022	Six months ended March 31, 2021

REVENUES	$–	$–	$–	$–

General and Administrative Expenses	6,635	7,175	25,331	18,689

NET INCOME (LOSS) FROM OPERATION	(6,635)	(7,175)	(25,331)	(18,689)

PROVISION FOR TAXES	–	–	–	–

NET INCOME (LOSS)	$(6,635)	$(7,175)	$(25,331)	$(18,689)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	4,283,333	5,920,000	3,803,515

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three and six months ended March 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2020	3,400,000	$340	$180	$(1,923)	$(1,403)
Net loss for the period ended December 31, 2020	–	–	–	(11,514)	(11,514)
Balance, December 31, 2020	3,400,000	340	180	(13,437)	(12,917)
Sale of common stock at $0.01 per share in February and March 2021	2,520,000	252	24,948	–	25,200
Net loss for the period ended March 31, 2021	–	–	–	(7,175)	(7,175)
Balance, March 31, 2021	5,920,000	$592	$25,128	$(20,612)	$5,108

Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)
Net loss for the period ended December 31, 2021	–	–	–	(18,696)	(18,696)
Balance, December 31, 2021	5,920,000	592	25,128	(52,771)	(27,051)
Net loss for the period ended March 31, 2022	–	–	–	(6,635)	(6,635)
Balance, March 31, 2022	5,920,000	$592	$25,128	$(59,406)	$(33,686)

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Six months ended March 31, 2022	Six months ended March 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(25,331)	$(18,689)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	1,200	1,200
Changes in assets and liabilities:
Accounts payable and accrued expenses	6,000	6,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(18,131)	(11,489)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuing common stock at $0.01 per share	–	25,200
Proceeds from related party short term advances	–	10,189
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	–	35,389

Net Cash Increase (Decrease) for Period	(18,131)	23,900
Cash at the beginning of Period	18,475	–
Cash at end of Period	$344	$23,900

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

Notes to the Condensed Financial Statements

March 31, 2022 and 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $59,406 as of March 31, 2022 and $34,075 as of September 30, 2021. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and six-months ended March 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2022. These unaudited condensed financial statements should be read in conjunction with the September 30, 2021, financial statements and notes thereto.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at March 31, 2022.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of March 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

During the six months ended March 31, 2021, the Company sold 2,520,000 shares of common stock to a non-related party for $0.01 per share or $25,200.

As of March 31, 2022 and September 30, 2021 the company had 5,920,000 shares issued and outstanding.

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

Note 5 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five year useful life or $2,400 per year. During the three and six months ended March 31, 2022, $600 and $1,200 of amortization expense was recognized, respectively. During the three and six months ended March 31, 2021, $600 and $1,200 of amortization expense was recognized, respectively.

Balances as of March 31, 2022 and September 30, 2021 are as follows:

	March 31, 2022	September 30, 2021

Intangible Assets Purchased	$12,000	$12,000
Accumulated Amortization	(3,600)	(2,400)
Net Book Value	$8,400	$9,600

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

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, is the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through March 31, 2022. As of March 31, 2022 and September 30, 2021, the Company owed Mr. Alborovi $11,630 for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $1,000 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Albrovi is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the three and six-months ended March 31, 2022, Mr. Alborovi earned $3,000 and $6,000 of compensation. The Company owed Mr. Albrovi $19,000 for accrued wages as of March 31, 2022. As of September 30, 2021 the Company owed Mr. Albrovi $13,000 for accrued wages.

As of September 30, 2021 and March 31, 2022, Mr. Alborovi had possession of $200 of the Company’s funds. This amount is recorded as a related party receivable on the Balance Sheet.

Note 8 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three and Six Months Ended March 31, 2022 and 2021:

During the three months ended March 31, 2022 and 2021 the Company has not generated any revenues.

Our net loss for the three months ended March 31, 2022 was $6,635. Operating expenses consist of mainly professional fees.

Our net loss for the three months ended March 31, 2021 was $7,175. Operating expenses consist of mainly professional fees.

Our net loss for the six months ended March 31, 2022 was $25,331. Operating expenses consist of mainly professional fees.

Our net loss for the six months ended March 31, 2021 was $18,689. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of March 31, 2022, our total assets were $8,944 consisting of a $200 receivable due from our President for amounts he was holding on the Company’s behalf as well as Escrow account of $344 and net intangible assets of $8,400. As of March 31, 2022, our current liabilities were $42,630 consisting of related party advances of $11,630, accounts payable and accrued expenses of $31,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six months ended March 31, 2022, net cash flows used in operating activities were $18,131. For the six months ended March 31, 2021, net cash flows used in operating activities were $11,489.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the six months ended March 31, 2022 and 2021.

Cash Flows from Financing Activities

We have not generated cash flows from financing activities during the six months ended March 31, 2022. During the six months ended March 31, 2021 we generated cash flows from financing activities of $35,389.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s/ Borisi Alborovi
Borisi Alborovi	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	April 29, 2022

