Form 10-K
period 2022-09-30
Medicale Corp.
filed 2022-12-02
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-250025

MEDICALE CORP.
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	8000 (Primary Standard Industrial Classification Number)	EIN 98-1556944 (IRS Employer Identification Number)

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,”and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of March 31, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

Class	Outstanding as of November 30, 2022
Common Stock: $0.0001	5,920,000

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

We intend to buy all dietary supplements on wholesale and resell them around the Georgia via our internet platform. Our website address is: http://medicalecorp.com. The site provides different variants of products, such as: vitamins, minerals, proteins and amino acids, essential fatty acids, probiotics and other products, as well as direct contact with our company for consulting services. All products have their short description and the price.

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

Registered Holders of our Common Stock

As of September 30, 2022, there were approximately 32 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended September 30, 2022 and 2021, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2022, and 2021 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2022 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2021.

Our net loss for the fiscal year ended September 30, 2022 was $46,419 compared to a net loss of $32,152 during the fiscal year ended September 30, 2021. In September 30, 2022 and September 30, 2021 the Company have not generated any revenue.

Expenses incurred were $46,419 during fiscal year ended September 30, 2022 compared to $32,152 during fiscal year ended September 30, 2021. Expenses increased due to the Company’s operational activities and the recognition of $7,200 of impairment expense during fiscal year 2022. The impairment expense was the result of our impairment evaluation analysis as of September 30, 2022 where we deemed the asset's carrying amount was not recoverable.

The number of shares outstanding was 5,920,000 for the fiscal year ended September 30, 2022 and September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED September 30, 2022 and 2021.

As of September 30, 2022, our total assets were $0.

As of September 30, 2021, our total assets were $28,275 consisting of capital raised from issuance of common stock and website development.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2022, net cash flows used in operating activities was $24,619. For the fiscal year ended September 30, 2021, net cash flows used in operating activities was $17,752.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended September 30, 2022, and 2021.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended September 30, 2022, net cash provided by financing activities was $6,144. For the fiscal year ended September 30, 2021, net cash from financing activities was $36,227.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2022. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and
•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.
•	The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
•	The Company lacks appropriate information technology controls – As of September 30, 2022, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Resume

Borisi Alborovi has been our President, Secretary, Treasurer and sole Director since our incorporation on August 17, 2020.  Mr. Alborovi graduated from the Ilia State University – Faculty of Law at 2008. Then he graduated from the Georgian Institute of Public Affairs – Courses of Business Administration at 2015. For the last seven years Mr. Borisi Alborovi worked in sales, mostly as self-employed and during this time he has been planning formation and operation of Medicale Corp. His specific knowledge, qualifications and skills have led to our conclusion that Mr. Alborovi is a suitable person to develop our business.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from September 30, 2021 until September 30, 2022:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Borisi Alborovi, President,	2021	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
Treasurer and Secretary	2022	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2022, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

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

This percentage is calculated based on the outstanding shares of 5,920,000 as of September 30, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2022 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Of Common Stock

Common	Borisi Alborovi	3,200,000	54%
Common	All Officers and Directors as a Group (1 person)	3,200,000	54%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit Mac Accounting Group, LLP, Independent registered public accountants for services for the fiscal years 2022 and 2021, respectively.

Fee Category	Fiscal Year 2022	Fiscal Year 2021
Audit Fees	$11,140	$12,150
Tax Fees	–	–
All Other Fees	–	–
Total	$11,140	$12,150

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Medicale Corp. at September 30, 2022 and 2021, and for each of the two fiscal years in the period ended September 30, 2022, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

(2) Not applicable.

(3) Exhibits

#	31.1	Certification of the Chief Executive/Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
#	32.1	Certification of the Chief Executive/Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-250025

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on December 02, 2022.

MEDICALE CORP.

By:	/s/ Borisi Alborovi
Borisi Alborovi
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on December 02, 2022.

Signature	Title

/s/ Borisi Alborovi	President, Chief Executive Officer, Treasurer, Secretary,
Borisi Alborovi	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

MEDICALE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medicale Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medicale Corp. as of September 30, 2022 and 2021, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2022 and 2021, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Medicale Corp. as of September 30, 2022 and 2021, and the results of its operations and its cash flows for each of the periods then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Intangible Assets – Refer to note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of intangible assets for impairment involves the comparison of the fair value of each intangible asset to its carrying value. The Company estimates fair value using the income method, which is based on the present value of estimated future cash flows attributable to the assets. This requires management to make significant estimates and assumptions related to forecasts of future net sales and earnings. The company performed their annual impairment assessment of the website as of September 30, 2022. Because their carrying value exceeded the estimated fair value, impairment expense of $7,200 was recorded. As of September 30, 2021, carrying value of the website was $0.

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

Midvale, Utah

December 2, 2022

MEDICALE CORP.

BALANCE SHEETS

	September 30, 2022	September 30, 2021
ASSETS

Current Assets
Cash	$–	$18,475
Related party receivables	–	200
Total current assets	–	18,675

Intangible Assets, net	–	9,600

Total Assets	$–	$28,275

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Related party advances	$17,774	$11,630
Accounts payable and accrued expenses	37,000	25,000
Total Current Liabilities	54,774	36,630

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,920,000 shares issued and outstanding	592	592
Additional paid-in-capital	25,128	25,128
Accumulated deficit	(80,494)	(34,075)
Total Stockholders’ Deficit	(54,774)	(8,355)

Total Liabilities and Stockholders’ Deficit	$–	$28,275

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF OPERATIONS

	For the year ended September 30, 2022	For the year ended September 30, 2021

REVENUES	$–	$–

OPERATING EXPENSES
General and Administrative Expenses	46,419	32,152
TOTAL OPERATING EXPENSES	46,419	32,152

NET INCOME (LOSS) FROM OPERATIONS	(46,419)	(32,152)

INCOME (LOSS) BEFORE TAXES	(46,419)	(32,152)
PROVISION FOR INCOME TAXES	–	–

NET INCOME (LOSS)	$(46,419)	$(32,152)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	5,920,000	3,615,616

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2022 and 2021

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2020	3,400,000	$340	$180	$(1,923)	$(1,403)
Sale of common stock at $0.01 per share	2,520,000	252	24,948	–	25,200
Net loss for the period ended September 30, 2021	–	–	–	(32,152)	(32,152)
Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)
Net loss for the period ended September 30, 2022	–	–	–	(46,419)	(46,419)
Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2022	For the year ended September 30, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(46,419)	$(32,152)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Amortization of intangible assets	2,400	2,400
Impairment of intangible assets	7,200	–
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	12,000	12,000
Related party receivables	200	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(24,619)	(17,752)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	–	25,200
Proceeds from related party short term advances	6,144	11,027
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	6,144	36,227

NET INCREASE IN CASH	(18,475)	18,475
Cash and equivalents at beginning of the period	18,475	–
Cash and equivalents at end of the period	$–	$18,475

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2022 and 2021

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $80,494 as of September 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of September 30, 2022 and 2021 were $0.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2022.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2022, our September 30, 2021 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended September 30, 2022 we recognized $7,200 of impairment expense.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2022 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2022 were no differences between our comprehensive loss and net loss.

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

Note 4– COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

During the year ended September 30, 2021, the Company sold 2,520,000 shares of common stock to a non-related party for $0.01 per share or $25,200.

As of September 30, 2022 the company had 5,920,000 shares issued and outstanding.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2022, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of $0. The impairment loss is included in General and Administrative Expenses on the Statement of Operations.

Balances as of September 30, 2022 and September 30, 2021 are as follows:

	September 30, 2022	September 30, 2021

Intangible Assets Purchased	$12,000	$12,000
Accumulated Amortization	(4,800)	(2,400)
Impairment	(7,200)	–
Net Book Value	$–	$9,600

Note 7 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, is the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through September 30, 2022. During the year ended September 30, 2022, Mr. Alborovi paid $6,144 for operating expenses on behalf of the Company and as of September 30, 2022 and September 30, 2021 the Company owed Mr. Alborovi $17,774 and $11,630, respectively for these advances. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Mr. Alborovi currently devotes approximately thirty hours per week to manage our affairs. Under a Consulting Agreement, our officer and director is entitled to $1,000 per month in cash compensation but this amount is being deferred until the Company is in a position to start payments. In addition, Mr. Albrovi is reimbursed for any out-of-pocket expenses that he incurs on our behalf. During the year ended September 30, 2022, Mr. Alborovi earned $12,000 of compensation and as of September 30, 2022 the Company owed Mr. Albrovi $25,000 for accrued wages.

Note 8 – INCOME TAXES

As of September 30, 2022, the Company had net operating loss carry forwards of approximately $80,494 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The 21% tax rate provision for Federal income tax consists of the following:

	September 30, 2022	September 30, 2021
Federal income tax benefit attributable to:
Current operations	$(9,700)	$(6,800)
Related party accruals	2,500	2,500
Less: change in valuation allowance	(7,200)	(4,300)
Net provision for Federal income taxes	$–	$–

The cumulative tax effect at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2022	September 30, 2021

Deferred tax asset attributable to:
Net operating loss carry over	$11,700	$5,200
Related party accruals	5,200	3,400
Less: valuation allowance	(16,900)	(8,600)
Net deferred tax asset	$–	$–

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

