Form 10-Q
period 2022-12-31
Medicale Corp.
filed 2023-02-14
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

9314 Forest Hill Blvd #929

Wellington, FL 33411

(407) 245-7339

medicalecorp@gmail.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years. N/A

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2023
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	December 31, 2022	September 30, 2022
	(Unaudited)

ASSETS

Current Assets
Cash	$159	$–
Total Current Assets	159	–

Total Assets	$159	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$–	$17,774
Accounts payable and accrued expenses	–	25,000
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	12,000	54,774

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding at December 31, 2022, and September 30, 2022	592	592
Additional paid-in capital	76,320	25,128
Accumulated deficit	(88,753)	(80,494)
Total Stockholders’ Deficit	(11,841)	(54,774)

Total Liabilities and Stockholders’ Deficit	$159	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021

REVENUES	$–	$–

General and Administrative Expenses	8,714	18,096

NET INCOME (LOSS) FROM OPERATION	(8,714)	(18,096)
Income (loss) before taxes	(8,714)	(18,096)
Provision for taxes	–	–
Income (loss) from continuing operations	(8,714)	(18,096)

Income (loss) from discontinued operations	455	(600)

NET INCOME (LOSS)	(8,259)	(18,696)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM CONTINUING OPERATION	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three months ended December 31, 2022 and 2021

(Unaudited)

	Common Stock		Additional Paid-in		Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)
Net loss for the period ended December 31, 2021	–	–	–	(18,696)	(18,696)
Balance, December 31, 2021	5,920,000	$592	$25,128	$(52,771)	$(27,051)

Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended December 31, 2022	–	–	–	(8,259)	(8,259)
Balance, December 31, 2022	5,920,000	$592	$76,320	$(88,753)	$(11,841)

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended December 31, 2022	Three Months Ended December 31, 2021
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(8,714)	$(18,096)
Net income (loss) for the period from discontinued operation	455	(600)

Changes in assets and liabilities:
Accounts payable and accrued liabilities	3,000	3,000
Operating cash flows from discontinued operations	–	600
CASH FLOWS USED IN OPERATING ACTIVITIES	(5,259)	(15,096)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party short term advances	5,418	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	5,418	–

Net Cash Increase (Decrease) for Period	159	(15,096)
Cash at the beginning of Period	–	18,475
Cash at end of Period	$159	$3,379

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–
Non-cash investing and financing activities:
Debt forgiveness by related party	$51,192	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

Notes to the Condensed Financial Statements

December 31, 2022 and 2021

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

On December 28, 2022, the previous majority shareholder of Medicale Corp. (the “Company”) Borisi Alborovi entered into a stock purchase agreement for the sale of 3,200,000 shares of Common Stock of the Company (the “Shares”) to Magenta Acres, Inc.

As a result of the acquisition of the Shares, Magenta Acres Inc. holds approximately 54% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On December 28, 2022, the previous sole officer and director of the Company, Borisi Alborovi, resigned his positions with the Company. Upon such resignations, Chen Zu De was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

As of the date of this report, the Company had not yet commenced any operations. All activity through the date of this report relates to preserving cash, attempting to raise capital, and continuing the Company’s public reporting.

The principal place of business is now located at 9314 Forest Hill Blvd #929, Wellington, FL 33411. Our telephone number is (407)245-7339.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $88,753 as of December 31, 2022 and $80,494 as of September 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-months ended December 31, 2022, are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2023. These unaudited condensed financial statements should be read in conjunction with the September 30, 2022, financial statements and notes thereto.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at December 31, 2022.

Revenue Recognition

The Company follows the guidance of Accounting Standards Codification (ASC) 606, Revenue from Contracts. ASC 606 creates a five-step model that requires entities to exercise judgment when considering the terms of contracts, which includes (1) identifying the contracts or agreements with a customer, (2) identifying our performance obligations in the contract or agreement, (3) determining the transaction price, (4) allocating the transaction price to the separate performance obligations, and (5) recognizing revenue as each performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the services it transfers to its clients.

All revenue generated by the Company was done so by operations that have been discontinued.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2022, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – DISCONTINUED OPERATION

Through December 31, 2022, the Company’s primary business was the sale of various consumer products and accessories. As of January 1, 2023, the Company ceased operations. On January 9, 2023, a change in control completed as the Company’s former majority shareholder sold his 3,200,000 shares to an investor group. After the change in control, the Company’s operations are determined by the new investor group. As such, the Company accounted for all of its revenue (loss), liabilities and results of operations up to January 1, 2023 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	December 31, 2022	September 30, 2022
	(Unaudited)

Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

The following table presents information related to the revenue and expenses of the discontinued operations that were classified as Income (Loss) from discontinued operations in our income statement:

	December 31, 2022	September 30, 2022
	(Unaudited)

REVENUES	$455	$–

GENERAL AND ADMINISTRATIVE EXPENSES	–	–

AMORTIZATION OF INTANGIBLE ASSETS	–	(600)

NET INCOME (LOSS) FROM OPERATIONS	$455	$(600)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

Note 5 – COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

On December 28, 2022, Borisi Alborovi, the previous majority shareholder of Medicale Corp. (the “Company”), entered into a stock purchase agreement for the sale of 3,200,000 shares of Common Stock of the Company (the “Shares”) to Magenta Acres, Inc.

As of December 31, 2022 the company had 5,920,000 shares issued and outstanding.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and was amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of $0 as of December 31, 2022 and September 30, 2022.

Note 7 – COMMITMENTS AND CONTINGENCIES

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

Note 8 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, was the only related party with whom the Company had transactions with during the period from inception on August 17, 2020 through December 31, 2022.

On December 28, 2022, the previous sole officer and director, Borisi Alborovi, resigned his positions with the Company. Upon such resignations, Chen Zu De was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

As a result of the acquisition of the Shares on December 28, 2022, the previous majority shareholder of Medicale Corp. (the “Company”) Borisi Alborovi forgive the debt that due to him, with the amount of $51,192.

As of December 31, 2022 and September 30, 2022, the Company owed Mr. Alborovi $0 and $17,774 respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2022 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended December 31, 2022 and 2021:

During the three months ended December 31, 2022 and 2021 the Company’s net income from discontinued operations were $455 and net loss from discontinued operations $600.

Our net loss for the three months ended December 31, 2022 was $8,259. Operating expenses consist of mainly professional fees.

Our net loss for the three months ended December 31, 2021 was $18,696. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of December 31, 2022, our total assets were $159 consisting of net intangible assets of $0. As of December 31, 2022, our current liabilities were $12,000 consisting of related party advances of $0, accounts payable and accrued expenses of $0, and current liabilities from discontinued operations of $12,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2022 and 2021, net cash flows used in operating activities were $5,259 and $15,096, respectively.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended December 31, 2022 and 2021, respectively.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $5,418 and $0 during the three months ended December 31, 2022 and 2021, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three-months period ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, the registrant has duly caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized in 9314 Forest Hill Blvd #929, Wellington, FL 33411.

MEDICALE CORP.

By: /s/ J. Chen Zu De
President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following persons in the capacities and on the dates stated.

Signature	Title	Date

/s/ J. Chen Zu De
Chen Zu De	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 14, 2023

