Form 10-Q
period 2023-06-30
Medicale Corp.
filed 2023-08-14
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑ (Do not check if a smaller reporting company)	Smaller reporting company	☑
Emerging growth company	☑

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2023
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)

ASSETS

Current Assets
Cash	$159	$–
Total Current Assets	159	–

Total Assets	$159	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$8,240	$17,774
Accounts payable and accrued expenses	6,412	25,000
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	26,652	54,774

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding at June 30, 2023, and September 30, 2022	592	592
Additional paid-in capital	76,320	25,128
Accumulated deficit	(103,285)	(80,494)
Total Stockholders’ Deficit	(26,493)	(54,774)

Total Liabilities and Stockholders’ Deficit	$159	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months Ended June 30, 2023	Three months Ended June 30, 2022	Nine months Ended June 30, 2023	Nine months Ended June 30, 2022
General and Administrative Expenses	$8,537	$6,134	$23,366	$30,265

NET INCOME (LOSS) FROM OPERATION	(8,537)	(6,134)	(23,366)	(30,265)
Income (loss) before taxes	(8,537	(6,134)	(23,366)	(30,265)
Provision for taxes	–	–	–	–
Income (loss) from continuing operations	(8,537)	(6,134)	(23,366)	(30,265)

Income (loss) from discontinued operations	–	(600)	455	(1,800)

NET INCOME (LOSS)	$(8,537)	$(6,734)	$(22,911)	$(32,065)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM CONTINUING OPERATION	$(0.00)	$(0.00)	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATION	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

For the three and nine months ended June 30, 2023 and 2022

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)
Net loss for the period ended December 31, 2022	–	–	–	(18,696)	(18,696)
Balance, December 31, 2021	5,920,000	592	25,128	(52,771)	(27,051)
Net loss for the period ended March 31, 2023	–	–	–	(6,635)	(6,635)
Balance, March 31, 2022	5,920,000	592	25,128	(59,406)	(33,686)
Net loss for the period ended June 30, 2023	–	–	–	(6,734)	(6,734)
Balance, June 30, 2022	5,920,000	$592	$25,128	$(66,140)	$(40,420)

Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended December 31, 2022	–	–	–	(8,259)	(8,259)
Balance, December 31, 2022	5,920,000	592	76,320	(88,753)	(11,841)
Net loss for the period ended March 31, 2023	–	–	–	(6,115)	(6,115)
Balance, March 31, 2023	5,920,000	592	76,320	(94,868)	(17,956)
Net loss for the period ended June 30, 2023	–	–	–	(8,537)	(8,537)
Balance, June 30, 2023	5,920,000	$592	$76,320	$(103,405)	$(26,493)

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended June 30, 2023	Nine months ended June 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) for the period	$(23,366)	$(30,265)
Net income (loss) for the period from discontinued operation	455	(1,800)

Changes in assets and liabilities:
Accounts payable and accrued liabilities	9,412	9,000
Operating cashflows from discontinued operations	–	2,000
CASH FLOWS USED IN OPERATING ACTIVITIES	(13,499)	(21,065)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from related party short term advances	13,658	2,590
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	13,658	2,590

Net Cash Increase (Decrease) for Period	159	(18,475)
Cash at the beginning of Period	–	18,475
Cash at end of Period	$159	$–

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–
Non-cash investing and financing activities:
Debt forgiveness by related party	$51,192	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

Notes to the Condensed Financial Statements

June 30, 2023 and 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $103,285 as of June 30, 2023 and $80,494 as of September 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2023 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2023. These unaudited condensed financial statements should be read in conjunction with the September 30, 2022, financial statements and notes thereto.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at June 30, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

Note 4 – Discontinued Operation

Through June 30, 2023, the Company’s primary business was the sale of various consumer products and accessories. As of January 1, 2023, the Company ceased operations. On January 9, 2023, a change in control completed as the Company’s former majority shareholder sold his 3,200,000 shares to an investor group. After the change in control, the Company’s operations are determined by the new investor group. As such, the Company accounted for all of its revenue (loss), liabilities and results of operations up to January 1, 2023 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	June 30, 2023	September 30, 2022
	(Unaudited)

Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

The following table presents information related to the revenue and expenses of the discontinued operations that were classified as Income (Loss) from discontinued operations in our income statement:

	June 30, 2023	September 30, 2022
	(Unaudited)

REVENUES	$455	$–

GENERAL AND ADMINISTRATIVE EXPENSES	–	–

AMORTIZATION OF INTANGIBLE ASSETS	–	(1,800)

NET INCOME (LOSS) FROM OPERATION	455	(1,800)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

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

As of June 30, 2023 the company had 5,920,000 shares issued and outstanding.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and was amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of $0 as of June 30, 2023 and September 30, 2022.

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

As of June 30, 2023 and September 30, 2022, the Company owed Mr. Alborovi $0 and $17,774 respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

As of June 30, 2023 and September 30, 2022, the Company owed Chen Zu De $8,240 and nil respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 9 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended June 30, 2023 and 2022:

During the three months ended June 30, 2023 and 2022 the Company’s net loss from discontinued operations were $600.

Our net loss for the three months ended June 30, 2023 was $8,537. Operating expenses consist of mainly professional fees.

Our net loss for the three months ended June 30, 2022 was $6,734 Operating expenses consist of mainly professional fees.

Nine Months Ended June 30, 2023 and 2022:

During the nine months ended June 30, 2023 and 2022 the Company’s net income from discontinued operations were $455 and net loss from discontinued operations $1,800.

Our net loss for the nine months ended June 30, 2023 was $22,911. Operating expenses consist of mainly professional fees.

Our net loss for the nine months ended June 30, 2022 was $32,065. Operating expenses consist of mainly professional fees

Liquidity and Capital Resources

As of June 30, 2023, our total assets were $159 consisting of cash of $159. As of June 30, 2023, our current liabilities were $26,652 consisting of related party advances of $8,240, accounts payable and accrued expenses of $6,412, and current liabilities from discontinued operations of $12,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended June 30, 2023 and 2022, net cash flows used in operating activities were $13,499 and $21,065, respectively.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the nine months ended June 30, 2023 and 2022, respectively.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $13,658 and $0 during the nine months ended June 30, 2023 and 2022, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine months period ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s J. Chen Zu De
Chen Zu De	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 14, 2023

