Form 10-Q/A
period 2023-06-30
Medicale Corp.
filed 2023-08-21
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q is being filed solely to furnish the Interactive Data files as Exhibit 101, in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-Q, as originally filed on August 14, 2023.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	June 30, 2023	September 30, 2022
	(Unaudited)

ASSETS

Current Assets
Cash	$159	$–
Total Current Assets	159	–

Total Assets	$159	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$8,240	$17,774
Accounts payable and accrued expenses	6,412	25,000
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	26,652	54,774

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding at June 30, 2023, and September 30, 2022	592	592
Additional paid-in capital	76,320	25,128
Accumulated deficit	(103,405)	(80,494)
Total Stockholders’ Deficit	(26,493)	(54,774)

Total Liabilities and Stockholders’ Deficit	$159	$–

The accompanying notes are an integral part of these condensed financial statements

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months Ended June 30, 2023	Three months Ended June 30, 2022	Nine months Ended June 30, 2023	Nine months Ended June 30, 2022
General and Administrative Expenses	$8,537	$6,134	$23,366	$30,265

NET INCOME (LOSS) FROM OPERATION	(8,537)	(6,134)	(23,366)	(30,265)
Income (loss) before taxes	(8,537)	(6,134)	(23,366)	(30,265)
Provision for taxes	–	–	–	–
Income (loss) from continuing operations	(8,537)	(6,134)	(23,366)	(30,265)

Income (loss) from discontinued operations	–	(600)	455	(1,800)

NET INCOME (LOSS)	$(8,537)	$(6,734)	$(22,911)	$(32,065)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM CONTINUING OPERATION	$(0.00)	$(0.00)	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATION	$0.00	$(0.00)	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000	5,920,000	5,920,000

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $103,405 as of June 30, 2023 and $80,494 as of September 30, 2022. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Signature	Title	Date

/s J. Chen Zu De
Chen Zu De	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 21, 2023

