Form 10-K
period 2023-09-30
Medicale Corp.
filed 2024-01-02
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

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

medicalecorp@yahoo.com

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

As of December 29, 2023, the last business day of the registrant’s most recently completed third fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

Class	Outstanding as of December 15, 2023
Common Stock: $0.0001	5,920,000

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

Item 1. Description of Business.

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

We have never been subject to any bankruptcy proceedings. The principal place of business is now located at 9314 Forest Hill Blvd #929, Wellington, FL 33411. Our telephone number is (407)245-7339.

As of the date of this report, the Company had not yet commenced any operations. All activity through the date of this report relates to preserving cash, attempting to raise capital, and continuing the Company’s public reporting.

Item 1A. Risk Factors.

Not required for Smaller reporting companies.

Item 1B. Unresolved Staff Comments.

Not required for Smaller reporting companies.

Item 2. Properties.

Currently we don’t own any properties. Our business office is located at 9314 Forest Hill Blvd #929, Wellington, FL 33411.

Item 3. Legal Proceedings.

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

The company stock is not trading at the moment.

Registered Holders of our Common Stock

As of September 30, 2023, there were approximately 32 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended September 30, 2023 and 2022, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2023, and 2022 the Company did not repurchase any shares of its Common Stock.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

PLAN OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2023 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2023.

Our net loss for the fiscal year ended September 30, 2023 was $37,138 compared to a net loss of $46,419 during the fiscal year ended September 30, 2022. In September 30, 2023 and September 30, 2022 the Company had generated $445 and Nil respectively.

All revenue generated by the Company was done so by operations that have been discontinued.

Expenses incurred were $37,593 during fiscal year ended September 30, 2023 compared to $44,019 during fiscal year ended September 30, 2022. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,920,000 for the fiscal year ended September 30, 2023 and September 30, 2022.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED September 30, 2023 and 2022.

As of September 30, 2023, our total assets were $159.

As of September 30, 2022, our total assets were $0.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2023, net cash flows used in operating activities was $25,739. For the fiscal year ended September 30, 2022, net cash flows used in operating activities was $24,619.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended September 30, 2023, and 2022.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our sole executive or the issuance of equity. For the fiscal year ended September 30, 2023, net cash provided by financing activities was $25,898. For the fiscal year ended September 30, 2022, net cash from financing activities was $6,144.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

The Company’s Financial Statements required by Item 8, together with the reports thereon of the Independent Registered Public Accounting Firm are set forth on pages F-1 through F-14 of this report and are incorporated by reference in this Item 8.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2023. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and
•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.
•	The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
•	The Company lacks appropriate information technology controls – As of September 30, 2023, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Year ended September 30, 2023, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Chen Zu De 9314 FOREST HILL BLVD, #929, WELLINGTON, FL, 33411	61	President, Secretary, Treasurer and Director

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

Resume

Mr Chen Zu De, who was born in 1962 (aged 61), served as Vice-President of Finance of Zhejiang Rongye Building Materials Co., Ltd from May 2017 to October 2022. He served as project team manager and project team lead at Anhui Jiayiyang Technology Co. from February 2009 to March 2017. Prior to this appointment, Mr Chen served in various capacities in technology and construction companies in Zhejiang and Anhui. He attended Zhejiang Lishui University, graduating in 1988 with a degree in Mathematics and Statistics.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from September 30, 2021 until September 30, 2023:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

Borisi Alborovi, President,	2021	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
Treasurer and Secretary (Former)	2022	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000

Chen Zu De, President,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary (Current)

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2023, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Magenta Acres, Inc.	3,200,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Magenta Acres, Inc.	54%

This percentage is calculated based on the outstanding shares of 5,920,000 as of September 30, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2023 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Of Common Stock

Common	Magenta Acres, Inc.	3,200,000	54%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent audit GreenGrowth CPAs (formerly Gries & Associates, LLC) and Mac Accounting Group, LLP, Independent registered public accountants for services for the fiscal years 2023 and 2022, respectively.

Fee Category	Fiscal Year 2023	Fiscal Year 2022
Audit Fees	$6,000	$11,140
Tax Fees	–	–
All Other Fees	–	–
Total	$6,000	$11,140

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Medicale Corp. at September 30, 2023 and 2022, and for each of the two fiscal years in the period ended September 30, 2023, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-14 of this Report.

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

(1) Incorporated by reference from the Company’s Registration Statement on Form S-1, SEC File No. 333-250025

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 2, 2024.

MEDICALE CORP.

By:	/s/ Chen Zu De
Chen Zu De
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 2, 2024.

Signature	Title

/s/ Chen Zu De	President, Chief Executive Officer, Treasurer, Secretary, and Director
Chen Zu De	(Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

MEDICALE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Medicale Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medicale Corp. as of September 30, 2023, and the related statements of operations, stockholders’ deficit and cash flows for the year ended September 30, 2023, and the related notes to the financial statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of Medicale Corp. as of September 30, 2023, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

The financial statements of the Company as of September 30, 2022, were audited by other auditors whose report dated December 2, 2022, included an explanatory paragraph related to the Company’s ability to continue as a going concern.

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

December 29, 2023

TB

We have served as the Company’s auditor since 2023

Los Angeles, California

PCAOB ID Number 6580

MEDICALE CORP.

BALANCE SHEETS

	September 30, 2023	September 30, 2022
ASSETS

Current Assets
Cash	$159	$–
Total current assets	159	–

Total Assets	$159	$–

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Liabilities
Related party advances	$20,480	$17,774
Accounts payable and accrued expenses	8,399	25,000
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	40,879	54,774

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,920,000 shares issued and outstanding	592	592
Additional paid-in-capital	76,320	25,128
Accumulated deficit	(117,632)	(80,494)
Total Stockholders’ Deficit	(40,720)	(54,774)

Total Liabilities and Stockholders’ Deficit	$159	$–

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

STATEMENTS OF OPERATIONS

	For the year ended September 30, 2023	For the year ended September 30, 2022

OPERATING EXPENSES
General and Administrative Expenses	$37,593	$44,019
TOTAL OPERATING EXPENSES	37,593	44,019

NET LOSS FROM OPERATIONS	(37,593)	(44,019)

LOSS BEFORE TAXES	(37,593)	(44,019)
PROVISION FOR INCOME TAXES	–	–
Loss from continuing operations	(37,593)	(44,019)

Income (loss) from discontinued operations	455	(2,400)
NET LOSS	$(37,138)	$(46,419)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	5,920,000	5,920,000

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2023 and 2022

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2021	5,920,000	$592	$25,128	$(34,075)	$(8,355)
Net loss for the period ended September 30, 2022	–	–	–	(46,419)	(46,419)
Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended September 30, 2023	–	–	–	(37,138)	(37,138)
Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2023	For the year ended September 30, 2022
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(37,593)	$(44,019)
Net income (loss) for the period from discontinued operation	455	(2,400)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	11,399	12,000
Related party receivables	–	200
Operating cashflows from discontinued operations	–	9,600
CASH FLOWS USED IN OPERATING ACTIVITIES	(25,739)	(24,619)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party short term advances	25,898	6,144
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	25,898	6,144

NET INCREASE IN CASH	159	(18,475)
Cash and equivalents at beginning of the period	–	18,475
Cash and equivalents at end of the period	$159	$–

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Debt forgiveness by related party	$51,192	$–

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2023 and 2022

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

Our principal place of business is located 9314 Forest Hill Blvd #929 Wellington, FL 33411 which is provided to us on a rent free basis by our sole officer and director. Our telephone number is (407) 245-7339.

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $117,632 as of September 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of September 30, 2023 and 2022 were $159 and $0, respectively.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2023.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2023, our September 30, 2022 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended September 30, 2023 we recognized $0 of impairment expense.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2023 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2023 were no differences between our comprehensive loss and net loss.

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

As of September 30, 2023, the Company had 5,920,000 shares issued and outstanding.

As of September 30, 2022, the Company had 5,920,000 shares issued and outstanding.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2023, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and is amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of nil. The impairment loss is included in General and Administrative Expenses on the Statement of Operations.

Balances as of September 30, 2023 and September 30, 2022 are as follows:

	September 30, 2023	September 30, 2022

Intangible Assets Purchased	$–	$12,000
Accumulated Amortization	–	(4,800)
Impairment	–	(7,200)
Net Book Value	$–	$–

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

During the year ended September 30, 2023, Mr. Chen paid $20,480 for operating expenses on behalf of the Company and as of September 30, 2023.

During the year ended September 30, 2022, Mr. Alborovi paid $6,144 for operating expenses on behalf of the Company and as of September 30, 2022.

The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 8 – DISCONTINUED OPERATION

Through September, 2023, the Company’s primary business was the sale of various consumer products and accessories. As of January 1, 2023, the Company ceased operations. On January 9, 2023, a change in control completed as the Company’s former majority shareholder sold his 3,200,000 shares to an investor group for the consideration of $418,000. After the change in control, the Company’s operations are determined by the new investor group. As such, the Company accounted for all of its revenue (loss), liabilities and results of operations up to January 1, 2023 as discontinued operations.

The Company has reclassified its previously issued financial statements to segregate the discontinued operations as of the earliest period reported.

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	September 30, 2023	September 30, 2022
Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

The following table presents information related to the revenue and expenses of the discontinued operations that were classified as Income (Loss) from discontinued operations in our income statement:

	September 30, 2023	September 30, 2022

REVENUES	$455	$–

GENERAL AND ADMINISTRATIVE EXPENSES	–	–

AMORTIZATION OF INTANGIBLE ASSETS	–	(2,400)

NET INCOME (LOSS) FROM OPERATION	$455	$(2,400)

NET LOSS PER SHARE: BASIC AND DILUTED FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

Note 9 – INCOME TAXES

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of September 30, 2023, we have net operating loss carryforwards, on a book basis, of $117,632 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended September 30, 2023 and 2022:

	2023	2022
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2023 and 2022:

	2023	2022
US federal statutory income tax rate	21.0%	21.0%
Increase in valuation reserve	-21.0%	-21.0%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of September 30, 2023 and 2022 consisted of the following:

	2023	2022
Net operating loss carry forwards	$24,703	$16,900
Less: valuation allowance	(24,703)	(16,900)
Net deferred tax assets	$–	$–

During the year ended September 30, 2023, the valuation reserve increased $7,803 compared to an increase of $9,744 during the year ended September 30, 2022. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of September 30, 2023, that it was more likely than not the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns, but we plan on bringing our tax filings current as soon as is practical.

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

Management expects that its business will be impacted to some degree, but the significance of the impact of the COVID-19 outbreak on the Company’s business and the duration for which it may have an impact cannot be determined at this time.

