Form 10-Q
period 2023-12-31
Medicale Corp.
filed 2024-02-15
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

9314 Forest Hill Blvd. #929

Wellington, FL  33411

(407) 245-7339

medicalecorp@yahoo.com

(Address, including zip code, and telephone number,

including area code, of registrant’s principal executive offices)

Incorp Services, Inc.

3773 Howard Hughes Parkway Suite 500 S

Las Vegas, NV 89169-6014

+1 (702) 866-2500

(Name, address and telephone number of agent for service)

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of February 14, 2024
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	December 31, 2023	September 30, 2023
	(Unaudited)
ASSETS

Current Assets
Cash	$159	$159
Total Current Assets	159	159

Total Assets	$159	$159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$–	$20,480
Accounts payable and accrued expenses	–	8,399
Current liabilities from discontinued operations	12,000	12,000

Total Current Liabilities	12,000	40,879

Long term liabilities
Non-current convertible note payable	48,186	–
Total Long-Term Liabilities	48,186	–

Total Liabilities	60,186	40,879

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding at December 31, 2023, and September 30, 2023	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(136,939)	(117,632)
Total Stockholders’ Deficit	(60,027)	(40,720)

Total Liabilities and Stockholders’ Deficit	$159	$159

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022

General and Administrative Expenses	$19,307	$8,714

NET INCOME (LOSS) FROM OPERATION	(19,307)	(8,714)
Income (loss) before taxes	(19,307)	(8,714)
Provision for taxes	–	–
Income (loss) from continuing operations	(19,307)	(8,714)

Income (loss) from discontinued operations	–	455

NET INCOME (LOSS)	$(19,307)	$(8,259)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM CONTINUING OPERATION	$(0.00)	$(0.00)
FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three months ended December 31, 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended December 31, 2022	–	–	–	(8,259)	(8,259)
Balance, December 31, 2022	5,920,000	$592	$76,320	$(88,753)	$(11,841)

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss for the period ended December 31, 2023	–	–	–	(19,307)	(19,307)
Balance, December 31, 2023	5,920,000	$592	$76,320	$(136,939)	$(60,027)

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Three months ended December 31, 2023	Three months ended December 31, 2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(19,307)	$(8,714)
Net income (loss) for the period from discontinued operation	–	455

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(8,399)	3,000
Related party short term advance	(20,480)	5,418
CASH FLOWS USED IN OPERATING ACTIVITIES	(48,186)	159

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible note	48,186	–
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	48,186	–

Net Cash Increase for Period	–	159
Cash at the beginning of Period	159	–
Cash at end of Period	$159	$159

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$–	$–
Income taxes paid	$–	$–

Non-cash investing and financing activities:
Debt forgiveness by related party	$–	$51,192

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

Notes to the Condensed Financial Statements

December 31, 2023 and 2022

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $136,939 as of December 31, 2023 and $117,632 as of September 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three months ended December 31, 2023 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2024. These unaudited condensed financial statements should be read in conjunction with the September 30, 2023, financial statements and notes thereto.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Fair Value of Financial Instruments

Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 820 "Fair Value Measurement" defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of input that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at December 31, 2023.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of December 31, 2023, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	December 31, 2023	September 30,2023
	(Unaudited)

Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

The following table presents information related to the revenue and expenses of the discontinued operations that were classified as Income (Loss) from discontinued operations in our income statement:

	December 31, 2023	December 31, 2022
	(Unaudited)

REVENUES	$–	$455

GENERAL AND ADMINISTRATIVE EXPENSES	–	–

AMORTIZATION OF INTANGIBLE ASSETS	–	–

NET INCOME (LOSS) FROM OPERATION	$–	$455

NET LOSS PER SHARE: BASIC AND DILUTED FROM DISCONTINUED OPERATION	$0.00	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000

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

As of December 31, 2023 the company had 5,920,000 shares issued and outstanding.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and was amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of $0 as of December 31, 2023 and September 30, 2023.

Note 7 – COMMITMENTS AND CONTINGENCIES

In February 2022, the Russian Federation and Belarus commenced a military action with the Republic of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Recently in October 2023, the military conflict between Israel and militant groups led by Hamas has also caused uncertainty in the global markets. As of the date of the unaudited financial statements, the full impact of the war between Russia and Ukraine, the war between Israel and Hamas, and related global economic disruptions on our financial condition and results of operations as well as the consummation of our business combination remains uncertain. The management will continuously evaluate the effect to the Company.

Note 8 – RELATED PARTY TRANSACTIONS

The sole officer and director, Borisi Alborovi, was the only related party with whom the Company had transactions during the period from inception on August 17, 2020 through December 31, 2022.

On December 28, 2022, the previous sole officer and director, Borisi Alborovi, resigned his position with the Company. Upon such resignations, Chen Zu De was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

As a result of the acquisition of the Shares on December 28, 2022, the previous majority shareholder of Medicale Corp. (the “Company”) Borisi Alborovi forgive the debt that due to him, with the amount of $51,192.

As of December 31, 2023 and September 30, 2023, the Company owed Mr. Alborovi $nil and $nil respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

As of December 31, 2023 and September 30, 2023, the Company owed Chen Zu De $nil and $nil respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 9 – CONVERTIBLE NOTE PAYABLE

On December 31, 2023, the company entered into a Convertible Note (“Convertible Note 1”) agreement with a third party at $21,051. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at a fixed conversion price of $0.01 per share.

On December 31, 2023, the company entered into a Convertible Note (“Convertible Note 2”) agreement with a third party at $27,135. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at a fixed conversion price of $0.01 per share.

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2023 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended December 31, 2023 and 2022:

During the three months ended December 31, 2023 and 2022 the Company’s net income from discontinued operations were $nil and $455.

Our net loss for the three months ended December 31, 2023 was $19,307. Operating expenses consist of mainly professional fees.

Our net loss for the three months ended December 31, 2022 was $8,259. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of December 31, 2023, our total assets were $159 consisting of cash of $159. As of December 31, 2023, our current liabilities were $60,186 consisting of convertible notes of $48,186, and current liabilities from discontinued operations of $12,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three months ended December 31, 2023 and 2022, net cash flows used in operating activities were $48,186 and $159, respectively.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the three months ended December 31, 2023 and 2022, respectively.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $48,186 and $nil during the three months ended December 31, 2023 and 2022, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three months period ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Signature	Title	Date

/s J. Chen Zu De
Chen Zu De	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	February 15, 2024

