Form 10-Q
period 2024-06-30
Medicale Corp.
filed 2024-08-15
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Mark One

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of August 14, 2024
Common Stock: $0.0001	5,920,000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	June 30, 2024	September 30, 2023
	(Unaudited)

ASSETS

Current Assets
Cash	$159	$159
Total Current Assets	159	159

Total Assets	$159	$159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$–	$20,480
Accounts payable and accrued expenses	2,135	8,399
Current liabilities from discontinued operations	12,000	12,000

Total Current Liabilities	14,135	40,879
Long term Liabilities
Non-Current Convertible Note Payable	68,076	–
Total Long-term Liabilities	68,076	–
Total Liabilities	82,211	40,879

Stockholders’ Deficit
Common stock, par value $0.0001; 75,000,000 shares authorized, 5,920,000 shares issued and outstanding at June 30, 2024, and September 30, 2023	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(158,964)	(117,632)
Total Stockholders’ Deficit	(82,052)	(40,720)

Total Liabilities and Stockholders’ Deficit	$159	$159

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended June 30, 2024	Three months ended June 30, 2023	Nine months ended June 30, 2024	Nine months ended June 30, 2023
General and Administrative Expenses	$9,288	$8,537	$39,198	$23,366

NET LOSS FROM OPERATIONS	(9,288)	(8,537)	(39,198)	(23,366)

Other expenses
Interest expense	1,173	–	2,134	–
TOTAL OTHER EXPENSES	1,173	–	2,134	–

Loss before taxes	(10,461)	(8,537)	(41,332)	(23,366)
Loss from continuing operations	(10,461)	(8,537)	(41,332)	(23,366)

Income from discontinued operations	–	–	–	455

NET LOSS	$(10,461)	$(8,537)	$(41,332)	$(22,911)

NET LOSS PER SHARE: BASIC AND DILUTED
FROM CONTINUING OPERATION	$(0.00)	$(0.00)	$(0.01)	$(0.00)
FROM DISCONTINUED OPERATION	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,920,000	5,920,000	5,920,000	5,920,000

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS' DEFICIT

For the three and nine months ended June 30, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholder’s
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended December 31, 2022	–	–	–	(8,259)	(8,259)
Balance, December 31, 2022	5,920,000	$592	$76,320	$(88,753)	$(11,841)
Net loss for the period ended March 31, 2023	–	–	–	(6,115)	(6,115)
Balance, March 31, 2023	5,920,000	$592	$76,320	$(94,868)	$(17,956)
Net loss for the period ended June 30, 2023	–	–	–	(8,537)	(8,537)
Balance, June 30, 2023	5,920,000	$592	$76,320	$(103,405)	$(26,493)

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss for the period ended December 31, 2023	–	–	–	(19,307)	(19,307)
Balance, December 31, 2023	5,920,000	$592	$76,320	$(136,939)	$(60,027)
Net loss for the period ended March 31, 2024	–	–	–	(11,564)	(11,564)
Balance, March 31, 2024	5,920,000	$592	$76,320	$(148,503)	$(71,591)
Net loss for the period ended June 30, 2024	–	–	–	(10,461)	(10,461)
Balance, June 30, 2024	5,920,000	$592	$76,320	$(158,964)	$(82,052)

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended June 30, 2024	Nine months ended June 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss for the period	$(41,332)	$(23,366)
Net Loss for the period from discontinued operation	–	455

Changes in assets and liabilities:
Accounts payable and accrued liabilities	(6,264)	9,412
Related party short term advance	(20,480)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(68,076)	(13,499)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible note	68,076	–
Proceeds from related party short term advances	–	13,658
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	68,076	13,658

Net Cash Increase for Period	–	159
Cash at the beginning of Period	159	–
Cash at end of Period	$159	$159

Non-cash investing and financing activities:
Debt forgiveness by related party	$0	$51,192

The accompanying notes are an integral part of these condensed financial statements.

MEDICALE CORP.

Notes to the Condensed Financial Statements

June 30, 2024 and 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $158,964 as of June 30, 2024 and $117,632 as of September 30, 2023. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with the rules and regulations (Regulation S-X) of the Securities and Exchange Commission (the “SEC”) and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three and nine months ended June 30, 2024 are not necessarily indicative of the operating results that may be expected for the year ending September 30, 2024. These unaudited condensed financial statements should be read in conjunction with the September 30, 2023, financial statements and notes thereto.

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

Due to its short-term nature, the carrying value of receivables, accounts payable, and advances approximated fair value at June 30, 2024.

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

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share.” Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of June 30, 2024, there were no potentially dilutive debt or equity instruments issued or outstanding.

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

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	June 30, 2024	September 30, 2023
	(Unaudited)
Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

As of June 30, 2024 and 2023 the company has not generate any revenue from discontinued operation.

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

As of June 30, 2024 the company had 5,920,000 shares issued and outstanding.

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

Note 6 – INTANGIBLE ASSETS

The Company purchased and possesses an asset in a form of an operative website with news blog. The Company purchased the website for $12,000 and was amortizing the asset straight-line over its five-year useful life or $2,400 per year. Due to the impairment evaluation analysis as of September 30, 2022 where we deemed the asset’s carrying amount was not recoverable, we recognized impairment of $7,200, leaving the Intangible Assets with the Net Book Value of $nil as of June 30, 2024 and September 30, 2023.

Note 7 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At June 30, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

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

As of June 30, 2024 and September 30, 2023, the Company owed Chen Zu De $nil and $nil respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 9 – CONVERTIBLE NOTE PAYABLE

On December 31, 2023, the company entered into a Convertible Note agreement with a third party at $21,051. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of June 30, 2024, the accrued interest is $1,923.

On March 31, 2024, the company entered into a Convertible Note agreement with a third party at $10,602. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of June 30, 2024, the accrued interest is $211.

On June 30, 2024, the company entered into a Convertible Note agreement with a third party at $9,288. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of June 30, 2024, the accrued interest is $nil.

Note 10 – SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to June 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Three Months Ended June 30, 2024 and 2023:

During the three months ended June 30, 2024 and 2023 the Company’s net income from discontinued operations were $nil.

Our net loss for the three months ended June 30, 2024 was $10,461. Operating expenses consist of mainly professional fees and interest fee.

Our net loss for the three months ended June 30, 2023 was $8,537. Operating expenses consist of mainly professional fees.

Nine Months Ended June 30, 2024 and 2023:

During the nine months ended June 30, 2024 and 2023 the Company’s net income from discontinued operations were $nil and $455.

Our net loss for the nine months ended June 30, 2024 was $41,332. Operating expenses consist of mainly professional fees.

Our net loss for the nine months ended June 30, 2023 was $22,911. Operating expenses consist of mainly professional fees.

Liquidity and Capital Resources

As of June 30, 2024, our total assets were $159 consisting of cash of $159. As of June 30, 2024, our current liabilities were $2,135, and current liabilities from discontinued operations of $12,000.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine months ended June 30, 2024 and 2023, net cash flows used in operating activities were $68,076 and $13,499, respectively.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities during the nine months ended March 31, 2024 and 2023, respectively.

Cash Flows from Financing Activities

We have generated cash flows from financing activities in the amount $68,076 and $13,658 during the nine months ended June 30, 2024 and 2023, respectively.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the three and nine months period ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the quarter ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Signature	Title	Date

/s J. Chen Zu De
Chen Zu De	President, Treasurer, Secretary and Director (Principal Executive, Financial and Accounting Officer)	August 15, 2024

