Form 10-K
period 2024-09-30
Medicale Corp.
filed 2025-01-14
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

Mark One

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

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

As of March 31, 2024 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates was $0.

Class	Outstanding as of January 13, 2025
Common Stock: $0.0001	5,920,000

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

Item 1C. Cybersecurity

Risk Management and Strategy

Currently, the only cybersecurity risk is from the use of websites associated with the Company. All hosting and hosting related services of these websites are engaged via reputable companies such as Namecheap, Godaddy and Cloudflare.

These aforementioned companies utilize the latest industrial standards for security and data protection. Safeguards include continuous server monitoring, server and infrastructure security configuration consistently applied across all servers, firewall protection, anti-malware protection, a dedicated internal security team, applied Open Worldwide Application Security Project secure coding practices, and regular data backups.

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

Registered Holders of our Common Stock

As of September 30, 2024, there were approximately 32 record owners of our common stock including director.

Dividends

The Company has never declared or paid cash dividends on its common stock and does not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During our fiscal years ended September 30, 2024 and 2023, we had no sales of unregistered shares.

Issuer Purchases of Equity Securities

During the fiscal year ended September 30, 2024, and 2023 the Company did not repurchase any shares of its Common Stock.

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

PLAN OF OPERATION

FISCAL YEAR ENDED SEPTEMBER 30, 2024 COMPARED TO FISCAL YEAR ENDED SEPTEMBER 30, 2024.

Our net loss for the fiscal year ended September 30, 2024 was $58,213 compared to a net loss of $37,138 during the fiscal year ended September 30, 2023. In September 30, 2024 and September 30, 2023 the Company had not generated any revenue respectively.

All revenue generated by the Company was done so by operations that have been discontinued.

Expenses incurred were $54,707 during fiscal year ended September 30, 2024 compared to $37,593 during fiscal year ended September 30, 2023. Expenses increased due to the Company’s operational activities.

The number of shares outstanding was 5,920,000 for the fiscal year ended September 30, 2024 and September 30, 2024.

LIQUIDITY AND CAPITAL RESOURCES

FISCAL YEAR ENDED September 30, 2024 and 2023.

As of September 30, 2024, our total assets were $159.

As of September 30, 2023, our total assets were $159.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the fiscal year ended September 30, 2024, net cash flows used in operating activities was $83,585. For the fiscal year ended September 30, 2023, net cash flows used in operating activities was $25,739.

Cash Flows from Investing Activities

We have not generated cash flows from investing activities for the fiscal years ended September 30, 2024, and 2023.

Cash Flows from Financing Activities

We have financed our operations primarily from either advances from our third party investors or the issuance of equity. For the fiscal year ended September 30, 2024, net cash provided by financing activities was $83,585. For the fiscal year ended September 30, 2023, net cash provided by financing activities was $25,898.

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

Our management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Tread way Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on this evaluation, management concluded that that our internal control over financial reporting was not effective as of September 30, 2024. Our CEO concluded we have a material weakness due to lack of segregation of duties, a limited corporate governance structure, and a lack of a formal management review process over preparation of financial information. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Our size has prevented us from being able to employ sufficient resources to enable us to have an adequate level of supervision and segregation of duties within our system of internal control. Therefore, while there are some compensating controls in place, it is difficult to ensure effective segregation of accounting and financial reporting duties. Management reported the following material weaknesses:

•	Certain reports that we prepare, and accounting and reporting conclusions reached in connection with the financial statement preparation process are not subjected to a formal review process that includes multiple levels of review and are not submitted timely to the Board of Directors for review or approval; and
•	Lack of segregation of duties in certain accounting and financial reporting processes including the initiation, processing, recording and approval of disbursements;
•	Our corporate governance responsibilities are performed by the Board of Directors, none of whom are independent under applicable standards; we do not have an audit committee or compensation committee. Our Board of Directors acts primarily by written consent without meetings which results in several of our corporate governance functions not being performed concurrent (or timely) with the underlying transactions, including evaluation of the application of accounting principles and disclosures.
•	The Company lacks adequate financial reporting capabilities – Due to the minimal operations and small size of the Company we have not employed individuals that have the necessary accounting knowledge and expertise to ensure accurate financial reporting under US GAAP.
•	The Company lacks appropriate information technology controls – As of September 30, 2024, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the Year ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosures Regarding Foreign Jurisdictions that Prevent Inspections.

Not Applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The board of directors elects our executive officers annually. A majority vote of the directors who are in office is required to fill vacancies. Each director is elected for the term of one year, and until his or her successor is elected and qualified, or until his earlier resignation or removal. The name, address, age and position of our officers and directors are as follows:

Name and Address of Executive Officer and/or Director	Age	Position

Chen Zu De 9314 FOREST HILL BLVD, #929, WELLINGTON, FL, 33411	62	President, Secretary, Treasurer and Director

The person named above has held his offices/positions since the inception of our Company and is expected to hold said offices/positions until the next annual meeting of our stockholders.

On December 28, 2022, the previous majority shareholder of Medicale Corp. (the “Company”) BorisiAlborovi entered into a stock purchase agreement for the sale of 3,200,000 shares of Common Stock of the Company (the “Shares”) to Magenta Acres, Inc.

As a result of the acquisition of the Shares, Magenta Acres Inc. holds approximately 54% of the issued and outstanding shares of Common Stock of the Company, and as such it is able to unilaterally control the election of our board of directors, all matters upon which shareholder approval is required and, ultimately, the direction of our Company.

On December 28, 2022, the previous sole officer and director of the Company, BorisiAlborovi, resigned his positions with the Company. Upon such resignations, Chen Zu De was appointed as Chief Executive Officer, Chairman of the Board, Treasurer and Secretary, and Director of the Company.

Resume

Mr Chen Zu De, who was born in 1962 (aged 62), served as Vice-President of Finance of Zhejiang Rongye Building Materials Co., Ltd from May 2017 to October 2022. He served as project team manager and project team lead at Anhui Jiayiyang Technology Co. from February 2009 to March 2017. Prior to this appointment, Mr Chen served in various capacities in technology and construction companies in Zhejiang and Anhui. He attended Zhejiang Lishui University, graduating in 1988 with a degree in Mathematics and Statistics.

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

SUMMARY COMPENSATION TABLE

Management Compensation

The following tables set forth certain information about compensation paid, earned or accrued for services by our sole officer and director from September 30, 2021 until September 30, 2024:

Name and Principal Position	Years	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)

BorisiAlborovi, President,	2022	12,000	-0-	-0-	-0-	-0-	-0-	-0-	12,000
Treasurer and Secretary(Former)
Chen Zu De, President,	2023	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer and Secretary(Current)	2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matter.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Directors and Executive Officers

The following table sets forth the beneficial ownership (and the percentages of outstanding shares represented by such beneficial ownership) as of September 30, 2024, of (i) each director, (ii) the current NEOs named in the “Summary Compensation Table” contained in this Form 10-K and (iii) all current directors and executive officers as a group. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed below, based on information provided by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable. Persons, who have the power to vote or dispose of common stock of the Company, either alone or jointly with others, are deemed to be beneficial owners of such common stock.

Chen Zu De, President, CEO, Treasurer, Secretary and Chairman of the Board.	3,200,000 shares

Certain Stockholders

The following table sets forth certain information with respect to each person known by us to be the beneficial owner of five percent or more of either class of the Company’s outstanding common stock. The content of this table is based upon the most current information contained in Schedules 13D or 13G filings with the SEC, unless more recent information was obtained.

Chen Zu De, President, CEO, Treasurer, Secretary and Chairman of the Board.	54%

This percentage is calculated based on the outstanding shares of 5,920,000 as of September 30, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of September 30, 2024by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) our director, and or (iii) our officer. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Of Common Stock

Common	Chen Zu De	3,200,000	54%
Common	All Officers and Directors as a Group (1 person)	3,200,000	54%

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

Item 14. Principal Accountant Fees and Services.

FEES TO THE COMPANY’S AUDITORS

Set forth below is a summary of certain fees paid to our independent auditGreenGrowth CPAs(formallyGries & Associates, LLC) and Victor Mokuolu. CPA. PLLC, Independent registered public accountants for services for the fiscal years 2024and 2023.

Fee Category	Fiscal Year 2024	Fiscal Year 2023
Audit Fees	$24,958	$6,000
Tax Fees	–	–
All Other Fees	–	–
Total	$24,958	$6,000

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

PART IV

Item 15. Exhibit and Financial Statement Schedules.

(a)(1) Financial Statements

The following documents are filed as part of this report:

The Financial Statements of Medicale Corp. at September 30, 2024and 2023, and for each of the two fiscal years in the period ended September 30, 2024, together with the reports of the Independent Registered Public Accounting Firms, are set forth on pages F-1 through F-11 of this Report.

(2) Not applicable.

(3) Exhibits

31.1	Certification of the Chief Executive/Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive/Financial Officer pursuant to Section 906 of Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document)
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted in inline XBRL, and included in exhibit 101).

Item 16. Form 10-K Summary.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 14, 2025.

MEDICALE CORP.

By:	/s/ Chen Zu De
Chen Zu De
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 14, 2025.

Signature	Title

/s/ Chen Zu De	President, Chief Executive Officer, Treasurer, Secretary,
Chen Zu De	and Director (Principal Executive Officer and Principal Accounting Officer)

INDEX TO FINANCIAL STATEMENTS

MEDICALE CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

To the Board of Directors and Stockholders

Medicale Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Medicale Corp. (the Company) as of September 30, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2024, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024, and the results of its operations and its cash flows for the year ended September 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Substantial doubt about the Company’s ability to continue as a Going concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

Other Matters

The audit of the accompanying balance sheet of Medicale Corp. as of September 30, 2023, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended September 30, 2023, and the related notes (collectively referred to as the financial statements) was performed by another Independent Registered Public Accounting Firm, Greengrowth CPAs.

We have served as the Company’s auditor since 2024.

Houston, Texas

January 14, 2025

PCAOB ID: 6771

www.vmcpafirm.com | Ph: 713.588.6622 | Fax: 1.833.694.1494 | ask@vmcpafirm.com

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

GreenGrowth CPAs

December 29, 2023

We served as the Company’s auditor in 2023

Los Angeles, California

PCAOB ID Number 6580

MEDICALE CORP.

BALANCE SHEETS

	September 30, 2024	September 30, 2023
ASSETS

Current Assets
Cash	$159	$159
Total current assets	159	159

Total Assets	$159	$159

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Related party advances	$–	$20,480
Accounts payable and accrued expenses	3,507	8,399
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	15,507	40,879
Long term Liabilities
Non-Current Convertible Note Payable	83,585	–
Total Long-term Liabilities	83,585	–
Total Liabilities	99,092	40,879

Stockholders’ Deficit
Common stock, $0.0001 par value, 75,000,000 shares authorized; 5,920,000 shares issued and outstanding	592	592
Additional paid-in-capital	76,320	76,320
Accumulated deficit	(175,845)	(117,632)
Total Stockholders’ Deficit	(98,933)	(40,720)

Total Liabilities and Stockholders’ Deficit	$159	$159

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

STATEMENTS OF OPERATIONS

	For the year ended September 30, 2024	For the year ended September 30, 2023

OPERATING EXPENSES
General and Administrative Expenses	$54,707	$37,593
TOTAL OPERATING EXPENSES	54,707	37,593

NET LOSS FROM OPERATIONS	(54,707)	(37,593)

OTHER EXPENSES
Interest Expense	3,506	–
TOTAL OTHER EXPENSES	3,506	–

LOSS BEFORE TAXES	(58,213)	(37,593)
PROVISION FOR INCOME TAXES	–	–
Loss from continuing operations	(58,213)	(37,593)

Income(loss) from discontinued operations	–	455
NET LOSS	$(58,213)	$(37,138)

NET LOSS PER SHARE; BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING; BASIC AND DILUTED	5,920,000	5,920,000

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

STATEMENT OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2024 and 2023

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, September 30, 2022	5,920,000	$592	$25,128	$(80,494)	$(54,774)
Debt forgiveness by related party	–	–	51,192	–	51,192
Net loss for the period ended September 30, 2023	–	–	–	(37,138)	(37,138)
Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss for the period ended September 30, 2023	–	–	–	(58,213)	(58,213)
Balance, September 30, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)

See accompanying notes, which are an integral part of these financial statements

MEDICALE CORP.

STATEMENTS OF CASH FLOWS

	For the year ended September 30, 2024	For the year ended September 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(58,213)	$(37,593)
Net income (loss) for the period from discontinued operation	–	455
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(4,892)	11,399
Related party short term advance	(20,480)	–
CASH FLOWS USED IN OPERATING ACTIVITIES	(83,585)	(25,739)

CASH FLOWS FROM INVESTING ACTIVITIES	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from Convertible Note	83,585	–
Proceeds from related party short term advances	–	25,898
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	83,585	25,898

NET INCREASE IN CASH	–	159
Cash and equivalents at beginning of the period	159	–
Cash and equivalents at end of the period	$159	$159

Supplemental cash flow information:
Cash paid for:
Interest	$–	$–
Taxes	$–	$–

Non-cash investing and financing activities:
Debt forgiveness by related party	$–	$51,192

See accompanying notes, which are an integral part of these financial statements.

MEDICALE CORP.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 and 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $175,845 and a working capital deficit of 15,348 as of September 30, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of September 30, 2024 and 2023 were $159 and $159, respectively.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at September 30, 2024.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2024, our September 30, 2023 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

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

Impairment of Long-Lived Assets

We continually monitor events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell. During the year ended September 30, 2024 we recognized $0 of impairment expense.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. As of September 30, 2024 there were no potentially dilutive debt or equity instruments issued or outstanding.

Comprehensive Income

Comprehensive income is defined as all changes in stockholders’ equity, exclusive of transactions with owners, such as capital investments. Comprehensive income includes net income or loss, changes in certain assets and liabilities that are reported directly in equity such as translation adjustments on investments in foreign subsidiaries and unrealized gains (losses) on available-for-sale securities. As of September 30, 2024 were no differences between our comprehensive loss and net loss.

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

As of September 30, 2024 the company had 5,920,000 shares issued and outstanding.

As of September 30, 2023 the company had 5,920,000 shares issued and outstanding.

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

Note 5 – COMMITMENTS AND CONTINGENCIES

In the normal course of business, the Company may become a party to litigation matters involving claims against it. At September 30, 2024, there are no current matters that would have a material effect on the Company’s financial position or results of operations.

Note 6– RELATED PARTY TRANSACTIONS

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

As of September 30, 2024 and September 30, 2023, the Company owed Chen Zu De $nil and $nil respectively, for operating expenses on behalf of the Company. The amounts due to the related party are unsecured and non-interest bearing with no set terms of repayment.

Note 7– CONVERTIBLE NOTE PAYABLE

On December 31, 2023, the company entered into a Convertible Note agreement with a third party at $48,186. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of September 30, 2024, the accrued interest is $2,894.

On March 31, 2024, the company entered into a Convertible Note agreement with a third party at $10,602. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of September 30, 2024, the accrued interest is $425.

On June 30, 2024, the company entered into a Convertible Note agreement with a third party at $9,288. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of September 30, 2024, the accrued interest is $187.

On September 30, 2024, the company entered into a Convertible Note agreement with a third party at $15,509 The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of September 30, 2024, the accrued interest is $nil.

Note 8– INCOME TAXES

Our Company has not filed any federal income tax returns and we are currently not subject to state income tax filing requirements. As of September 30, 2024, we have net operating loss carryforwards, on a book basis, of $164,051 which may be available to reduce various future years' federal taxable income. Future tax benefits which may result from these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, we have recorded a valuation allowance for the deferred tax asset relating to the net operating loss carry forwards.

The following table presents the current income tax provision for federal and state income taxes for the years ended September 30, 2024 and 2023:

	2024	2023
Current tax provisions:
Federal	$–	$–
State	–	–
Total provision for income taxes	$–	$–

Reconciliations of the U.S. federal statutory rate to the actual tax rate for the years ended September 30, 2024 and 2023:

	2024	2023
US federal statutory income tax rate	21.0%	21.0%
Increase in valuation reserve	-21.0%	-21.0%
Total provision for income taxes	0.0%	0.0%

The components of our deferred tax assets as of September 30, 2024 and 2023 consisted of the following:

	2024	2023
Net operating loss carry forwards	$36,928	$24,703
Less: valuation allowance	(36,928)	(24,703)
Net deferred tax assets	$–	$–

During the year ended September 30, 2024, the valuation reserve increased $12,225 compared to an increase of $7,803 during the year ended September 30, 2023. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that our Company will not realize some portion or all of the deferred tax assets. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined, as of September 30, 2024, that it was more likely than not the deferred tax assets would not be realized.

As noted above, we have not filed any federal tax returns, but we plan on bringing our tax filings current as soon as is practical.

Note 9– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

