Form 10-Q
period 2024-12-31
Medicale Corp.
filed 2025-02-18
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2024

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File Number: 333-250025

Medicale Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-1556944
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9314 Forest Hill Blvd #929 Wellington, FL 33411

(Address of principal executive offices)

(407) 245-7339

(Registrant’s telephone number, including area code)

__________________________________________________________________

Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒      No ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large, accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. ☐ YES     ☐ NO

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

5,920,000 common shares issued and outstanding as of February 12, 2025.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Except for historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements include, among others, those statements including the words “believes”, “anticipates”, “expects”, “intends”, “estimates”, “plans” and words of similar import. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.

Forward-looking statements are based on our current expectations and assumptions regarding our business, potential target businesses, the economy and other future conditions. Because forward-looking statements relate to the future, by their nature, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. Our actual results may differ materially from those contemplated by the forward-looking statements. We caution you therefore that you should not rely on any of these forward-looking statements as statements of historical fact or as guarantees or assurances of future performance. Important factors that could cause actual results to differ materially from those in the forward-looking statements include changes in local, regional, national, or global political, economic, business, competitive, market (supply and demand) and regulatory conditions.

A description of these and other risks and uncertainties that could affect our business appears in the section captioned “Risk Factors” in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on August 19, 2024 (the “Form 10-K”). The risks and uncertainties described under “Risk Factors” are not exhaustive.

Given these uncertainties, readers of this Quarterly Report on Form 10-Q (“Quarterly Report”) are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to publicly announce the result of any revisions to any of the forward-looking statements contained herein to reflect future events or developments.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEDICALE CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current Assets
Cash	$159	$159
Total Current Assets	159	159

Total Assets	$159	$159

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$995	$–
Accrued interest payable	5,192	3,507
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	18,187	15,507

Non-current convertible notes payable	93,585	83,585
Total Long-term Liabilities	93,585	83,585

Total Liabilities	111,772	99,092

STOCKHOLDERS' DEFICIT
Common Stock: $0.0001 par value, 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(188,525)	(175,845)
Total Stockholders' Deficit	(111,613)	(98,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159	$159

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2024	2023

Operating Expenses
General and administrative expenses	$10,995	$19,307
Total operating expenses	10,995	19,307

Net loss from operations	(10,995)	(19,307)

Other expense
Interest expense	1,685	–
Total other expense	(1,685)	–

Net loss before taxes	(12,680)	(19,307)
Provision for income taxes	–	–
Net loss	$(12,680)	$(19,307)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,920,000	5,920,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended December 30, 2024 and 2023

(Unaudited)

For the three months ended December 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)
Net loss	–	–	–	(12,680)	(12,680)
Balance, December 31, 2024	5,920,000	$592	$76,320	$(188,525)	$(111,613)

For the three months ended December 31, 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss	–	–	–	(19,307)	(19,307)
Balance, December 31, 2023	5,920,000	$592	$76,320	$(136,939)	$(60,027)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(12,680)	$(19,307)
Changes in operating assets and liabilities:
Accounts payable	995	(8,399)
Accrued interest payable	1,685	–
Net Cash Used in Operating Activities	(10,000)	(27,706)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	10,000	27,706
Net Cash Provided by Financing Activities	10,000	27,706

Net Change in Cash and Cash Equivalents	–	–
Cash and Cash Equivalents, beginning of period	159	159
Cash and Cash Equivalents, end of period	$159	$159

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

THREE MONTHS ENDED DECEMBER 31, 2024 and 2023

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $188,525 and a working capital deficit of 18,028 as of December 31, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 14, 2025.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current presentation. These reclassifications had no impact on net earnings (loss) or and financial position.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. The cash equivalents as of December 31, 2024 and 2023 were $159 and $159, respectively.

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

Due to its short-term nature, the carrying value of cash, director loans and issuance of common stock approximated fair value at December 31, 2024.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended December 31, 2024 and 2023, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per shares as their effect would be antidilutive.

	December 31,	December 31,
	2024	2023
	(Shares)	(Shares)
Convertible notes payable	9,358,500	4,818,600

Recent Accounting Pronouncements

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Company adopted ASU 2020-06 as of October 1, 2022 and did not record BCF on the issuance of convertible notes with conversion rate below the Company’s market stock price on the date of note issuance.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures ("ASU 2023-09"), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures ("ASU 2023-07"), which require public companies disclose significant segment expenses and other segment items on an annual and interim basis and to provide in interim periods all disclosures about a reportable segment's profit or loss and assets that are currently required annually. The guidance is effective for public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The guidance is applied retrospectively to all periods presented in the financial statements, unless it is impracticable. We are currently evaluating the impact this update will have on our consolidated financial statements and disclosures.

We have evaluated all other recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our consolidated financial statements or disclosures upon adoption.

Note 4 – DISCONTINUED OPERATIONS

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

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	December 31, 2024	September 30, 2024
Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

Through December 31, 2024, the Company has not generated any revenue from discontinued operation.

Note 5– COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

As of December 31, 2024 and September 30, 2024, the company had 5,920,000 shares issued and outstanding, respectively.

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

Note 6– CONVERTIBLE NOTE PAYABLE

	December 31,	September 30,
	2024	2024
December 2023	$48,186	$48,186
March 2024	10,602	10,602
June 2024	9,288	9,288
September 2024	15,509	15,509
December 2024	10,000	–
	$93,585	$83,585

On December 31, 2023, the Company entered into a Convertible Note agreement with a third party at $48,186 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2024, the accrued interest is $3,865.

On March 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,602 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2024, the accrued interest is $639.

On June 30, 2024, the Company entered into a Convertible Note agreement with a third party at $9,288 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2024, the accrued interest is $375.

On September 30, 2024, the Company entered into a Convertible Note agreement with a third party at $15,509 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2024, the accrued interest is $313.

On December 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,000 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2024, the accrued interest is $nil.

During the three months ended December 31, 2024 and 2023, the Company incurred $1,685 and $nil note interest expense. As of December 31, 2024 and September 30, 2024, accrued interest payable was $5,192 and $3,507, respectively.

Note 7– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2024 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this quarterly report, the terms “we, “us,” “our” and “our company” mean Medicale Corp., unless otherwise indicated.

General Overview

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended December 31, 2024 and 2023 which are included herein.

Three months ended December 31, 2024 compared to three months ended December 31, 2023

	Three Months Ended
	December 31,
	2024	2023	Changes	%

Operating expenses	$10,995	$19,307	(8,312)	(43%	)
Other expenses	1,685	–	1,685	100%
Net Loss	$12,680	$19,307	$(6,627)	(34%	)

Our net loss for the three months ended December 31, 2024 was $12,680 compared with net loss of $19,307 for the three months ended December 31, 2023 due to the decrease in audit and review fees, transfer agent fees and filing fees.

Liquidity and Capital

Working Capital

	As of	As of
	December 31,	September 30,
	2024	2024	Changes	%

Current Assets	$159	$159	$–	–
Current Liabilities	$18,187	$15,507	$2,680	17%
Working Capital Deficiency	$(18,028)	$(15,348)	$2,680	(17%	)

As at December 31, 2024 and September 30, 2024, our company had cash of $159.

As at December 31, 2024, our Company had current liabilities of $18,187 as compared to $15,507 as of September 30, 2024. The increase in current liabilities was due to the increase in accrued interest payable and accounts payable.

As at December 31, 2024, our Company had a working capital deficiency of $18,028 compared with a working capital deficit of $15,348 as at September 30, 2024. The increase in working capital deficit was primarily due to the increase in accrued interest payable and accounts payable.

Cash Flows

	Three Months Ended
	December 31,
	2024	2023	Changes	%

Cash flows used in operating activities	$(10,000)	$(27,706)	$17,706	(64%	)
Cash flows provided by financing activities	10,000	27,706	(17,706)	(64%	)
Net changes in cash	$–	$–	$–	–

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended December 31, 2024, net cash used in operating activities was $10,000 compared to $27,706 used during the three months ended December 31, 2023.

Cash flows used in operating activities during the three months ended December 31, 2024, comprised of a net loss of $12,680, reduced by a net change in operating liabilities of $2,680.

Cash flows used in operating activities during the three months ended December 31, 2023, comprised of a net loss of $19,307, increased by a net change in operating liabilities of $8,399.

Cash Flow from Investing Activities

During the three months ended December 31, 2024 and 2023, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2024 and 2023, net cash provided by financing activities was $10,000 and $27,706 for proceed from the issuance of convertible notes to non-affiliates for paying operating expenses, respectively.

Going Concern

As of December 31, 2024, we had an accumulated deficit of $188,525. We believe that its existing capital resources may not be adequate to enable it to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our future business plans.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Policies

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on our financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. Our financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Recent Accounting Pronouncements

Management has considered all recent accounting pronouncements issued. Our company’s management believes that these recent pronouncements will not have a material effect on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2024. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2024.

Our disclosure controls and procedures are not effective for the following reasons:

We did not maintain effective controls to identify and maintain segregation of duties in identifying, authorizing, approving, accounting for, and disclosing significant estimates, related-party transactions, significant unusual transactions, and other non-routine events and transactions. Specifically, we only have one individual, our sole officer and director, who reviews, evaluates, approves, and records transactions and initiates journal entries, approves journal entries, and posts journal entries to the general ledger. There is no independent review of any financial duties performed by this individual.

Changes in Internal Control Over Financial Reporting

During the period covered by this report there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Internal Controls

Our management do not expect that our disclosure controls and procedures or our internal control over financial reporting are or will be capable of preventing or detecting all errors or all fraud. Any control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements, due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns may occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risk.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against us, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS.

As a “smaller reporting company,” we are not required to provide the information required by this Item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans. During the three months ended December 31, 2024, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medicale Corp.

Date: February 18, 2025	By:	/s/ Chen Zu De
Chen Zu De
Chief Executive Officer and
Chief Financial Officer

