Form 10-Q/A
period 2024-12-31
Medicale Corp.
filed 2025-02-20
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

5,920,000 common shares issued and outstanding as of February 19, 2025.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended December 31, 2024 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on February 18, 2025, is solely to correct typographical errors in the Form 10-Q.

This Amendment makes no material changes to the Form 10-Q as filed with the SEC on February 18, 2025 and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after February 18, 2025) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEDICALE CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2024	2024
ASSETS
Current Assets
Cash	$159	$159
Total Current Assets	159	159

Total Assets	$159	$159

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$4,995	$–
Accrued interest payable	5,192	3,507
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	22,187	15,507

Non-current convertible notes payable	93,585	83,585
Total Long-term Liabilities	93,585	83,585

Total Liabilities	115,772	99,092

STOCKHOLDERS' DEFICIT
Common Stock: $0.0001 par value, 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(192,525)	(175,845)
Total Stockholders' Deficit	(115,613)	(98,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$159	$159

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2024	2023

Operating Expenses
General and administration	$14,995	$19,307
Total operating expenses	14,995	19,307

Net loss from operations	(14,995)	(19,307)

Other expense
Interest expense	(1,685)	–
Total other expense	(1,685)	–

Net loss before taxes	(16,680)	(19,307)
Provision for income taxes	–	–
Net loss	$(16,680)	$(19,307)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,920,000	5,920,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the three months ended December 30, 2024 and 2023

(Unaudited)

For the three months ended December 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)
Net loss	–	–	–	(16,680)	(16,680)
Balance, December 31, 2024	5,920,000	$592	$76,320	$(192,525)	$(115,613)

For the three months ended December 31, 2023

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss	–	–	–	(19,307)	(19,307)
Balance, December 31, 2023	5,920,000	$592	$76,320	$(136,939)	$(60,027)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2024	2023

Cash Flows from Operating Activities:
Net loss	$(16,680)	$(19,307)
Changes in operating assets and liabilities:
Accounts payable	4,995	(8,399)
Accrued interest payable	1,685	–
Net Cash Used in Operating Activities	(10,000)	(27,706)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	10,000	27,706
Net Cash Provided by Financing Activities	10,000	27,706

Net Change in Cash and Cash Equivalents	–	–
Cash and Cash Equivalents, beginning of period	159	159
Cash and Cash Equivalents, end of period	$159	$159

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $192,525 and a working capital deficit of 22,028 as of December 31, 2024. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Fair Value of Financial Instruments

FASB ASC Topic 820, “Fair Value Measurement,” defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The standards apply to recurring and nonrecurring fair value measurements of financial and non-financial assets and liabilities. The Company determines the fair values of its assets and liabilities based on a fair value hierarchy that includes three levels of inputs that may be used to measure fair value.

The three levels are defined as follows:

Level 1:	defined as observable inputs such as quoted prices in active markets;
Level 2:	defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
Level 3:	defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Due to its short-term nature, the carrying value of cash, accounts payable and accrued liabilities approximated fair value at December 31, 2024.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this Quarterly Report on Form 10-Q/A (this “Quarterly Report”). The following discussion contains forward-looking statements that reflect our plans, estimates, and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements. Our unaudited consolidated financial statements are stated in United States Dollars and are prepared in accordance with GAAP.

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

Three months ended December 31, 2024 compared to three months ended December 31, 2023

	Three Months Ended
	December 31,
	2024	2023	Changes	%

Operating expenses	$14,995	$19,307	(4,312)	(22%	)
Other expenses	1,685	–	1,685	100%
Net Loss	$16,680	$19,307	$(2,627)	(14%	)

Our net loss for the three months ended December 31, 2024 was $16,680 compared with net loss of $19,307 for the three months ended December 31, 2023 due to the decrease in audit and review fees, accounting fees and filing fees.

Liquidity and Capital

Working Capital

	As of	As of
	December 31,	September 30,
	2024	2024	Changes	%

Current Assets	$159	$159	$–	–
Current Liabilities	$22,187	$15,507	$6,680	43%
Working Capital Deficiency	$(22,028)	$(15,348)	$6,680	(43%	)

As at December 31, 2024 and September 30, 2024, our company had cash of $159.

As at December 31, 2024, our Company had current liabilities of $22,187 as compared to $15,507 as of September 30, 2024. The increase in current liabilities was due to the increase in accounts payable, accrued liabilities and accrued interest payable.

As at December 31, 2024, our Company had a working capital deficiency of $22,028 compared with a working capital deficit of $15,348 as at September 30, 2024. The increase in working capital deficit was primarily due to the increase in accounts payable, accrued liabilities and accrued interest payable .

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

Cash flows used in operating activities during the three months ended December 31, 2024, comprised of a net loss of $16,680, reduced by a net change in operating liabilities of $6,680.

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

Medicale Corp.

Date: February 19, 2025	By:	/s/ Chen Zu De
Chen Zu De
Chief Executive Officer and
Chief Financial Officer

