Form 10-Q
period 2025-03-31
Medicale Corp.
filed 2025-05-15
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2025

or

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

(407)245-7339

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes     ☒ No

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

5,920,000 common shares issued and outstanding as of May 12, 2025.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

MEDICALE CORP.

CONDENSED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2025	2024
ASSETS
Current Assets
Cash	$–	$159
Total Current Assets	–	159

Total Assets	$–	$159

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$6,894	$–
Accrued interest payable	7,038	3,507
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	25,932	15,507

Non-current convertible note payable	97,956	83,585
Total Long-term Liabilities	97,956	83,585

Total Liabilities	123,888	99,092

STOCKHOLDERS’ DEFICIT
Common Stock: $0.0001 par value, 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(200,800)	(175,845)
Total Stockholders’ Deficit	(123,888)	(98,933)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$–	$159

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	March 31,	March 31,	March 31,	March 31,
	2025	2024	2025	2024

Operating Expenses
General and administration	$6,269	$10,603	$21,264	$29,910
Total operating expenses	6,269	10,603	21,264	29,910

Net loss from operations	(6,269)	(10,603)	(21,264)	(29,910)

Other expense
Other expense	(159)	–	(159)	–
Interest expense	(1,847)	(961)	(3,532)	(961)
Total other expense	(2,006)	(961)	(3,691)	(961)

Net loss before taxes	(8,275)	(11,564)	(24,955)	(30,871)
Provision for income taxes	–	–	–	–
Net loss	$(8,275)	$(11,564)	$(24,955)	$(30,871)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted Average Common Shares Outstanding	5,920,000	5,920,000	5,920,000	5,920,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the six months ended March 31, 2025 and 2024

(Unaudited)

For the six months ended March 31, 2025

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 31, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)
Net loss	–	–	–	(16,680)	(16,680)
Balance, December 31, 2024	5,920,000	$592	$76,320	$(192,525)	$(115,613)
Net loss	–	–	–	(8,275)	(8,275)
Balance, March 31, 2025	5,920,000	$592	$76,320	$(200,800)	$(123,888)

For the six months ended March 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss	–	–	–	(19,307)	(19,307)
Balance, December 31, 2023	5,920,000	$592	$76,320	$(136,939)	$(60,027)
Net loss	–	–	–	(11,564)	(11,564)
Balance, March 31, 2024	5,920,000	$592	$76,320	$(148,503)	$(71,591)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	March 31,	March 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(24,955)	$(30,871)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	6,894	(7,437)
Accrued interest payable	3,531	(20,480)
Net Cash Used in Operating Activities	(14,530)	(58,788)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	14,371	58,788
Net Cash Provided by Financing Activities	14,371	58,788

Net Change in Cash and Cash Equivalents	(159)	–
Cash and Cash Equivalents, beginning of period	159	159
Cash and Cash Equivalents, end of period	$–	$159

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED MARCH 31, 2025 AND 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $200,800 and a working capital deficit of $25,932 as of March 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended March 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2025. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2024 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 14, 2025.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. During the six months ended March 31, 2025, the bank account, which was registered under the former Director of the Company, was written off upon the change of director as the Company was not able to recover the fund and bad debt expense of $159 was incurred in the Statements of Operations. As of March 31, 2025 and September 30, 2024, the Company had cash of $0 and $159, respectively.

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

Due to its short-term nature, the carrying value of cash, accounts payable and accrued liabilities approximated fair value at March 31, 2025.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended March 31, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per shares as their effect would be antidilutive.

	March 31,	March 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	9,795,600	5,878,800

Recent Accounting Pronouncements

We have evaluated all recently issued, but not yet effective, accounting pronouncements and do not believe that these accounting pronouncements will have any material impact on our financial statements or disclosures upon adoption.

Recent Adopted Accounting Standards

In August 2020, the FASB issued ASU 2020-06, ASC Subtopic 470-20 “Debt-Debt with Conversion and Other Options” and ASC subtopic 815-40 “Hedging-Contracts in Entity’s Own Equity.” The standard reduced the number of accounting models for convertible debt instruments and convertible preferred stock. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting; and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 removes from U.S. GAAP the separation models for (1) convertible debt with a CCF and (2) convertible instruments with a beneficial conversion feature (“BCF”). With the adoption of ASU 2020-06, entities will not separately present in equity an embedded conversion feature these debts. The amendments in this update are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024.The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures (“ASU 2023-09”), which is intended to enhance the transparency and decision usefulness of income tax disclosures. The amendments in ASU 2023-09 provide for enhanced income tax information primarily through changes to the rate reconciliation and income taxes paid information. ASU 2023-09 is effective for the Company prospectively to all annual periods beginning after December 15, 2024. Early adoption is permitted. The adoption of ASU 2023-09 has not had a material effect on the Company’s statements and disclosures.

Note 4– COMMON STOCK

The Company has 75,000,000, $0.0001 par value shares of voting common stock authorized.

All shares of common stock have voting rights and are identical. All holders of shares of common stock shall at every meeting of the stockholders be entitled to one vote for each share of the capital stock held by such stockholder.

As of March 31, 2025 and September 30, 2024, the Company had 5,920,000 shares issued and outstanding, respectively.

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

Note 5– CONVERTIBLE NOTE PAYABLE

	March 31,	September 30,
	2025	2024
December 2023	$48,186	$48,186
March 2024	10,602	10,602
June 2024	9,288	9,288
September 2024	15,509	15,509
December 2024	10,000	–
March 2025	4,371	–
	$97,956	$83,585

On December 31, 2023, the Company entered into a Convertible Note agreement with a third party at $48,186 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $4,816.

On March 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,602 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $848.

On June 30, 2024, the Company entered into a Convertible Note agreement with a third party at $9,288 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $558.

On September 30, 2024, the Company entered into a Convertible Note agreement with a third party at $15,509 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $619.

On December 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,000 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $197.

On March 31, 2025, the Company entered into a Convertible Note agreement with a third party at $4,371 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.01 per share. As of March 31, 2025, the accrued interest is $nil.

During the six months ended March 31, 2025 and 2024, the Company incurred $3,531 and $961 note interest expense. As of March 31, 2025 and September 30, 2024, accrued interest payable was $7,038 and $3,507, respectively.

Note 6– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to March 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended March 31, 2025 and 2024 which are included herein.

Three months ended March 31, 2025 compared to three months ended March 31, 2024

	Three Months Ended
	March 31,
	2025	2024	Changes	%

Operating expenses	$6,269	$10,603	$(4,334)	(41%	)
Other expenses	2,006	961	1,045	109%
Net Loss	$8,275	$11,564	$(3,289)	(28%	)

Our net loss for the three months ended March 31, 2025 was $8,275 compared with net loss of $11,564 for the three months ended March 31, 2024 due to the decrease in audit and review fees, accounting fees and filing fees.

Six months ended March 31, 2025 compared to three months ended March 31, 2024

	Six Months Ended
	March 31,
	2025	2024	Changes	%

Operating expenses	$21,264	$29,910	$(8,646)	(29%	)
Other expenses	3,691	961	2,730	284%
Net Loss	$24,955	$30,871	$(5,916)	(19%	)

Our net loss for the six months ended March 31, 2025 was $24,955 compared with net loss of $30,871 for the six months ended March 31, 2024 due to the decrease in audit and review fees, accounting fees and filing fees.

Liquidity and Capital

Working Capital

	As of	As of
	March 31,	September 30,
	2025	2024	Changes	%

Current Assets	$–	$159	$(159)	(100%	)
Current Liabilities	25,932	15,507	10,425	67%
Working Capital Deficiency	$(25,932)	$(15,348)	$10,266	(67%	)

As at March 31, 2025 and September 30, 2024, our Company had cash of $0 and $159, respectively.

As at March 31, 2025, our Company had current liabilities of $25,932 as compared to $15,507 as of September 30, 2024. The increase in current liabilities was due to the increase in accounts payable, accrued liabilities and accrued interest payable.

As at March 31, 2025, our Company had a working capital deficiency of $25,932 compared with a working capital deficit of $15,348 as at September 30, 2024. The increase in working capital deficit was primarily due to the increase in accounts payable, accrued liabilities and accrued interest payable.

Cash Flows

	Six Months Ended
	March 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(14,530)	$(58,788)	$44,258	(75%	)
Cash flows provided by financing activities	14,371	58,788	(44,417)	(76%	)
Net changes in cash	$(159)	$–	$(159)	–

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the six months ended March 31, 2025, net cash used in operating activities was $14,530 compared to $58,788 used during the six months ended March 31, 2024.

Cash flows used in operating activities during the six months ended March 31, 2025, comprised of a net loss of $24,955 reduced by a net change in operating liabilities of $10,425.

Cash flows used in operating activities during the six months ended March 31, 2024, comprised of a net loss of $30,871, increased by a net change in operating liabilities of $27,917.

Cash Flow from Investing Activities

During the six months ended March 31, 2025 and 2024, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the six months ended March 31, 2025 and 2024, net cash provided by financing activities was $14,371 and $58,788 for proceed from the issuance of convertible notes to non-affiliates for paying operating expenses, respectively.

Going Concern

As of March 31, 2025, we had an accumulated deficit of $200,800. We believe that its existing capital resources may not be adequate to enable it to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our future business plans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of March 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2025.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

(a)	None.

(b)	None.

(c)	Rule 10b5-1 Trading Plans. During the three months ended March 31, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit No.	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Medicale Corp.

Date: May 15, 2025	By:	/s/ Chen Zu De
Chen Zu De
Chief Executive Officer and
Chief Financial Officer

