Form 10-K
period 2025-09-30
Medicale Corp.
filed 2026-01-12
CIK 1827855

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

Commission file number 333-199193

Medicale Corp.
(Exact name of registrant as specified in its charter)

Nevada	98-1556944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9314 Forest Hill Blvd #929 Wellington, FL	33411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 407-245-7339

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
None	None	None

Securities registered pursuant to Section 12(g) of the Act:

N/A

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of Common Stock held by non-affiliates of the Registrant on March 31, 2025, was $489,600 based on a $0.18 average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock as of the latest practicable date.

5,920,000 shares of common stock as of January 9, 2026.

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles.

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars and all references to “common shares” refer to the common shares in our capital stock.

As used in this annual report and unless otherwise indicated, the terms “we”, “us”, “our” and “the Company” mean Medicale Corp., unless otherwise indicated.

PART I

ITEM 1. BUSINESS

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

Our Current Business

As of the date of this report, the Company had not yet commenced any operations. All activity through the date of this report relates to preserving cash, attempting to raise capital, and continuing the Company’s public reporting.

Employees

We have no employees and our officers and directors furnish their time to the development of our Company at no cost.

ITEM 1A. RISK FACTORS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 1C. CYBERSECURITY

We have implemented cybersecurity risk management procedures, in accordance with our risk profile and business size. We rely on our information technology to operate our business. As such, we have policies and processes designed to protect our information technology systems, some of which are managed by third parties, and resolve issues in a timely manner in the event of a cybersecurity threat or incident.

We have designed our business applications to minimize the impact that cybersecurity incidents could have on our business and have identified back-up systems where appropriate. We seek to further mitigate cybersecurity risks through a combination of monitoring and detection activities, use of anti-malware applications, employee training, quality audits and communication and reporting structures, among other processes. We have a trained group of people to carry out the activities of monitoring and detection of cybersecurity threats and respond to any cybersecurity threats or incidents. The Head of IT department is responsible for oversight of cybersecurity risks and addressing potential cybersecurity risks to business programs, employees, clients, vendors and partners. The Head of IT Department reports to our Chief Executive Officer who reports to the Audit Committee at the board-level, as appropriate.

As of September 30, 2025, we have not identified an indication of a cybersecurity incident that would have a material impact on our business and consolidated financial statements.

ITEM 2. PROPERTIES

Our principal executive office is located at 9314 Forest Hill Blvd #929, Wellington, FL 33411. We believe that our facilities are generally adequate for our current needs, and that suitable additional office space will be available as needed in the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

We are not currently a party to any legal proceedings, and we are not aware of any pending or potential legal actions.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is a limited public market for our common shares. Our common shares are listed for quotation on the Pink sheets of the OTC Markets under the trading symbol “MCLE”. Trading in stocks quoted on the Pink Sheets is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.

Pink Sheet securities are not listed or traded on the floor of an organized national or regional stock exchange. Instead, OTC Pink Sheet securities transactions are conducted through a telephone and computer network connecting dealers in stocks. Pink Sheet issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Holders

As of January 9, 2026, we had 11 shareholders of record of our common stock with 5,920,000 shares of common stock outstanding.

Dividends

We have not paid any cash dividends to our shareholders. The declaration of any future cash dividends is at the discretion of our board of directors and depends upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Equity Compensation Plan Information

We do not have any equity compensation plans.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fourth quarter of our fiscal year ended September 30, 2025.

ITEM 6. SELECTED FINANCIAL DATA

As a “smaller reporting company”, we are not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report. Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the year ended September 30, 2025 and 2024 which are included herein.

Year ended September 30, 2025 compared to year ended September 30, 2024

	Year Ended
	September 30,
	2025	2024	Changes	%

Operating expenses	$33,493	$54,707	$(21,214)	(39%	)
Other expenses	7,660	3,506	4,154	118%
Net Loss	$41,153	$58,213	$(17,060)	(29%	)

Our net loss for the year ended September 30, 2025 was $41,153 compared with net loss of $58,213 for the year ended September 30, 2024 due to the decrease in consulting fees.

Liquidity and Capital

Working Capital

	As of	As of
	September 30,	September 30,
	2025	2024	Changes	%

Current Assets	$–	$159	$(159)	(100%	)
Current Liabilities	33,652	15,507	18,145	117%
Working Capital Deficiency	$(33,652)	$(15,348)	$17,986	(117%	)

As at September 30, 2025 and September 30, 2024, our Company had cash of $0 and $159, respectively.

As at September 30, 2025, our Company had current liabilities of $33,652 as compared to $15,507 as of September 30, 2024. The increase in current liabilities was due to the increase in accounts payable, accrued liabilities and accrued interest payable.

As at September 30, 2025, our Company had a working capital deficiency of $33,652 compared with a working capital deficit of $15,348 as at September 30, 2024. The increase in working capital deficit was primarily due to the increase in accounts payable, accrued liabilities and accrued interest payable.

Cash Flows

	Year Ended
	September 30,
	2025	2024	Changes	%

Cash flows used in operating activities	$(23,008)	$(83,585)	$60,577	(72%	)
Cash flows provided by financing activities	22,849	83,585	(60,736)	(73%	)
Net changes in cash	$(159)	$–	$(159)	–

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the year ended September 30, 2025, net cash used in operating activities was $23,008 compared to $83,585 used during the year ended September 30, 2024.

Cash flows used in operating activities during the year ended September 30, 2025, comprised of a net loss of $41,153 reduced by a net change in operating liabilities of $18,145.

Cash flows used in operating activities during the year ended September 30, 2024, comprised of a net loss of $58,213, increased by a net change in operating liabilities of $25,372.

Cash Flow from Investing Activities

During the year ended September 30, 2025 and 2024, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the year ended September 30, 2025 and 2024, net cash provided by financing activities was $22,849 and $83,585 for proceed from the issuance of convertible notes to non-affiliates for paying operating expenses, respectively.

Going Concern

As of September 30, 2025, we had an accumulated deficit of $216,998. We believe that its existing capital resources may not be adequate to enable it to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our future business plans.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not Applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MEDICALE CORP.

AUDITED FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 AND 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

VICTOR MOKUOLU, CPA PLLC Accounting | Advisory | Assurance & Audit | Tax

To the Board of Directors and Stockholders

Medicale Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Medicale Corp. (the Company) as of September 30, 2025 and September 30, 2024, and the related statements of operations, stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2025, and September 30, 2024, and the results of its operations and its cash flows for the two years ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the Board of Directors and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

VICTOR MOKUOLU, CPA PLLC

We have served as the Company’s auditor since 2024.

Houston, Texas

January 9, 2026

PCAOB ID: 6771

MEDICALE CORP.

BALANCE SHEETS

	September 30,	September 30,
	2025	2024
ASSETS
Current Assets
Cash	$–	$159
Total Current Assets	$–	$159

Total Assets	$–	$159

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$10,644	$–
Accrued interest payable	11,008	3,507
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	33,652	15,507

Non-current convertible note payable	106,434	83,585
Total Long-term Liabilities	106,434	83,585

Total Liabilities	140,086	99,092

STOCKHOLDERS' DEFICIT
Common Stock: $0.0001 par value, 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(216,998)	(175,845)
Total Stockholders' Deficit	(140,086)	(98,933)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$159

The accompanying notes are an integral part of these audited financial statements.

MEDICALE CORP.

STATEMENTS OF OPERATIONS

	For the Year Ended
	September 30,	September 30,
	2025	2024

Operating Expenses
General and administration	$33,493	$54,707
Total operating expenses	33,493	54,707

Net loss from operations	(33,493)	(54,707)

Other expense
Other expense	(159)	–
Interest expense	(7,501)	(3,506)
Total other expense	(7,660)	(3,506)

Net loss before taxes	(41,153)	(58,213)
Provision for income taxes	–	–
Net loss	$(41,153)	$(58,213)

Net Loss Per Common Share – Basic and Diluted	$(0.01)	$(0.01)

Weighted Average Common Shares Outstanding	5,920,000	5,920,000

The accompanying notes are an integral part of these audited financial statements.

MEDICALE CORP.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended September 30, 2025 and 2024

	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2023	5,920,000	$592	$76,320	$(117,632)	$(40,720)
Net loss	–	–	–	(58,213)	(58,213)
Balance, September 30, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)
Net loss	–	–	–	(41,153)	(41,153)
Balance, September 30, 2025	5,920,000	$592	$76,320	$(216,998)	$(140,086)

The accompanying notes are an integral part of these audited financial statements.

MEDICALE CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended
	September 30,	September 30,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(41,153)	$(58,213)
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in operating assets and liabilities:
Accounts payable	10,644	(4,892)
Accrued interest payable	7,501	–
Related party short term advance	–	(20,480)
Net Cash Used in Operating Activities	(23,008)	(83,585)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	22,849	83,585
Net Cash Provided by Financing Activities	22,849	83,585

Net Change in Cash and Cash Equivalents	(159)	–
Cash and Cash Equivalents, beginning of period	159	159
Cash and Cash Equivalents, end of period	$–	$159

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes, which are an integral part of these audited financial statements.

MEDICALE CORP.

NOTES TO THE AUDITED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $216,998 and a working capital deficit of $33,652 as of September 30, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. During the year ended September 30, 2025, the bank account, which was registered under the former Director of the Company, was written off upon the change of director as the Company was not able to recover the fund and bad debt expense of $159 was incurred in the Statements of Operations. As of September 30, 2025 and September 30, 2024, the Company had cash of $0 and $159, respectively.

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

Due to its short-term nature, the carrying value of cash, accounts payable and accrued liabilities approximated fair value at September 30, 2025.

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

The Company’s income tax returns are subject to review and examination by federal, state and local governmental authorities. As of September 30, 2025, our year ended 2020 through 2025 tax return was open to examination with federal, state and local governmental authorities. To the extent penalties and interest are incurred through an examination, they would be included as part of operations in the statement of operations.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the years ended September 30, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per shares as their effect would be antidilutive.

	September 30,	September 30,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	5,571,569	5,419,243

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). The amendments in this update expand segment disclosure requirements, including new segment disclosure requirements for entities with a single reportable segment among other disclosure requirements. This update is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The adoption of ASU 2023-07 has not had a material effect on the Company’s statements and disclosures.

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

As of September 30, 2025 and September 30, 2024, the Company had 5,920,000 shares issued and outstanding.

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

Note 5– CONVERTIBLE NOTE PAYABLE

	September 30,	September 30,
	2025	2024
December 2023	$48,186	$48,186
March 2024	10,602	10,602
June 2024	9,288	9,288
September 2024	15,509	15,509
December 2024	10,000	–
March 2025	4,371	–
June 2025	2,021	–
September 2025	6,457	–
	$106,434	$83,585

On December 31, 2023, the Company entered into a Convertible Note agreement with a third party at $48,186 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of September 30, 2025, the accrued interest is $6,749.

On March 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,602 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.04 per share. As of September 30, 2025, the accrued interest is $1,273.

On June 30, 2024, the Company entered into a Convertible Note agreement with a third party at $9,288 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.04 per share. As of September 30, 2025, the accrued interest is $930.

On September 30, 2024, the Company entered into a Convertible Note agreement with a third party at $15,509 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.15 per share. As of September 30, 2025, the accrued interest is $1,241.

On December 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,000 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.15 per share. As of September 30, 2025, the accrued interest is $598.

On March 31, 2025, the Company entered into a Convertible Note agreement with a third party at $4,371 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of September 30, 2025, the accrued interest is $175.

On June 30, 2025, the Company entered into a Convertible Note agreement with a third party at $2,021 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on June 30, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of September 30, 2025, the accrued interest is $41.

On September 30, 2025, the Company entered into a Convertible Note agreement with a third party at $6,457 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on September 30, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of September 30, 2025, the accrued interest is $0.

During the nine months ended September 30, 2025 and 2024, the Company incurred $7,501 and $3,506 note interest expense. As of September 30, 2025 and September 30, 2024, accrued interest payable was $11,008 and $3,507, respectively.

Note 6– INCOME TAXES

The Company provides for income taxes under ASC 740, “Income Taxes.” Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recorded based on the differences between the financial statement and tax basis of assets and liabilities and the tax rates in effect when these differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

The components of the Company’s deferred tax asset and reconciliation of income taxes computed at the statutory rate to the income tax amount recorded as of September 30, 2025 and 2024, are as follows:

	September 30,	September 30,
	2025	2024
Net operating loss carryforward	$(217,001)	$(175,848)
Statutory tax rate	21%	21%
Deferred tax asset	(45,570)	(36,928)
Less: Valuation allowance	45,570	36,928
Net deferred asset	$–	$–

As of September 30, 2025, the Company had approximately $217,000 in net operating losses (“NOLs”) that may be available to offset future taxable income. NOLs generated in tax years prior to September 30, 2017, can be carryforward for twenty years, whereas NOLs generated after September 30, 2017 can be carryforward indefinitely. In accordance with Section 382 of the U.S. Internal Revenue Code, the usage of the Company’s net operating loss carry forwards is subject to annual limitations following greater than 50% ownership changes. Tax returns for the years ended 2020 through 2025 are subject to review by the tax authorities.

Note 7– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to September 30, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer (our chief executive officer), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our Company, particularly during the period when this report was being prepared.

Management’s Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for our Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

A material weakness is a significant deficiency, or combination of significant deficiencies, that results in there being a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Under the supervision and with the participation of our chief executive officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of September 30, 2025, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date due to the factors stated below.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of evaluation date and identified the following material weaknesses:

Insufficient Resources: We have an inadequate number of personnel with requisite expertise in the key functional areas of finance and accounting.

Inadequate Segregation Of Duties: We have an inadequate number of personnel to properly implement control procedures.

Lack Of Audit Committee & Outside Directors On The Company’s Board Of Directors: We do not have a functioning audit committee or outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures.

Management is committed to improving its internal controls and will (1) continue to use third party specialists to address shortfalls in staffing and to assist the Company with accounting and finance responsibilities, (2) increase the frequency of independent reconciliations of significant accounts which will mitigate the lack of segregation of duties until there are sufficient personnel and (3) may consider appointing outside directors and audit committee members in the future.

Management, including our chief executive officer, has discussed the material weakness noted above with our independent registered public accounting firm. Due to the nature of this material weakness, there is a more than remote likelihood that misstatements which could be material to the annual or interim financial statements could occur that would not be prevented or detected.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Changes In Internal Controls Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Except as provided above, there is no information to be disclosed in a report on Form 8-K during the fourth quarter of the year covered by this Form 10-K that has not been previously filed with the Securities and Exchange Commission.

Rule 10b5-1 Trading Plans. - During the three months ended September 30, 2025, no director or Section 16 officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

We do not maintain insider trading policies and procedures governing the purchase, sale, and/or other dispositions of our securities by our directors, officers, and employees that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations applicable to us. We have failed to do so due to limited number of members of management, limited resources, and the lack of equity awards granted to management.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

All directors of our Company hold office until the next annual meeting of the security holders or until their successors have been elected and qualified. The officers of our Company are appointed by our board of directors and hold office until their death, resignation or removal from office. Our directors and executive officers, their ages, positions held, and duration as such, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Chen Zu De	President, Secretary, Treasurer and Director	63	December 28, 2022

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

Business Experience

The following is a brief account of the education and business experience during at least the past five years of each director, executive officer and key employee of our Company, indicating the person’s principal occupation during that period, and the name and principal business of the organization in which such occupation and employment were carried out.

Chen Zu De – President, Secretary, Treasurer and Director

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

Employment Agreements

We have no formal employment agreements with any of our directors or officers.

Family Relationships

There are no family relationships between any of our directors, executive officers and proposed directors or executive officers.

Involvement in certain legal proceedings.

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

1.	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

2.	had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

3.	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

4.	been found by a court of competent jurisdiction in a civil action or by the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26)), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29)), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Our common stock is not registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Accordingly, our executive officers and directors and persons who own more than 10% of a registered class of our equity securities are not subject to the beneficial ownership reporting requirements of Section 16(1) of the Exchange Act.

Code of Ethics

We do not currently have a Code of Ethics in place for the Company. Our business operations are not complex and are very limited. Our Company seeks advice and counsel from outside experts such as our lawyers and accountants on matters relating to corporate governance and financial reporting.

Board and Committee Meetings

Our board of directors held no formal meetings during the year ended September 30, 2025. All proceedings of the board of directors were conducted by resolutions consented to in writing by all the directors and filed with the minutes of the proceedings of the directors. Such resolutions consented to in writing by the directors entitled to vote on that resolution at a meeting of the directors are, according to the Colorado Revised Statutes and our Bylaws, as valid and effective as if they had been passed at a meeting of the directors duly called and held.

Nomination Process

As of September 30, 2025, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our Company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the president of our Company at the address on the cover of this annual report.

Audit Committee

Currently our audit committee consists of our entire board of directors. We do not have a standing audit committee as we currently have limited working capital and minimal revenues. Should we be able to raise sufficient funding to execute our business plan, we will form an audit, compensation committee and other applicable committees utilizing our directors’ expertise.

Audit Committee Financial Expert

Currently our audit committee consists of our entire board of directors. We do not currently have a director who is qualified to act as the head of the audit committee.

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table indicates the cash and non-cash compensation earned during the years ended September 30, 2025 and 2024 by each person who served as chief executive officer and chief financial officer during the years ended September 30, 2025 and 2024.

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Chen Zu De,	2024	–	–	–	–	–	–	–	–
President, Treasurer,	2025	–	–	–	–	–	–	–	–
Secretary and Director

Granting of Certain Equity Awards Close in Time to the Release of Material Nonpublic Information

We do not grant equity awards in anticipation of the release of material nonpublic information that is likely to result in changes to the price of our common stock, and do not time the public release of such information based on award grant dates. During the last completed fiscal year, we have not made awards to any named executive officer or director during the period beginning four business days before and ending one business day after the filing of a period report on Form 10-Q or Form 10-K or the filing or furnishing of a current report on Form 8-K, and we have not timed the disclosure of material nonpublic information for the purpose of affecting the value of executive compensation.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of January 9, 2026 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) members of our Board of Directors, and or (iii) our executive officers. Unless otherwise indicated, the stockholder listed possesses sole voting and investment power with respect to the shares shown.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Chen Zu De, President, CEO, Treasurer, Secretary and Director	3,200,000 Share of Common Stock / Direct	54.00%
Directors and Executive Officers as a Group	3,200,000 Shares of Common Stock	54.00%

_________________

(1)	Under Rule 13d-3, a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship, or otherwise has or shares: (i) voting power, which includes the power to vote, or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on January 9, 2026. As of January 9, 2026, there were 5,920,000 shares of our Company’s common stock issued and outstanding.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Except as disclosed herein, no director, executive officer, shareholder holding at least 5% of shares of our common stock, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction since the year ended September 30, 2025, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year-end for the last three completed fiscal years.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The aggregate fees billed for the most recently completed fiscal year ended September 30, 2025 and 2024 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our quarterly reports on Form 10-Q and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods were as follows:

Fee Category	Year Ended September 30, 2025	Year Ended September 30, 2024

Audit Fees	$19,000	$24,958
Audit-Related Fees	–	–
Tax Fees	–	–
All Other Fees	–	–
Total Fees	$19,000	$24,958

Audit committee policies & procedures

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

(1)	Financial statements for our Company are listed in the index under Item 8 of this document.

(2)	All financial statement schedules are omitted because they are not applicable, not material or the required information is shown in the financial statements or notes thereto.

(b)	Exhibits

EXHIBIT NUMBER	Exhibit Description
(31)	Rule 13a-14 (d)/15d-14d) Certifications
31.1*	Rule 13(a)-14(a)/15(d)-14(a) Certification of Chief Executive Officer and Chief Financial Officer
(32)	Section 1350 Certifications
32.1**	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer
(100)	Interactive Data File
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

_________

*Filed herewith.

**Furnished herewith.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

MEDICALE CORP.

Dated: January 12, 2026	By:	/s/ Chen Zu De
Chen Zu De
President, Chief Executive Officer, Chief Financial Officer and Director

