Form 10-Q
period 2025-12-31
Medicale Corp.
filed 2026-02-17
CIK 1827855

Table of Contents

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: December 31, 2025

or

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

5,920,000 common shares issued and outstanding as of February 17, 2026.

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

PART I – FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED FINANCIAL STATEMENTS

MEDICALE CORP.

CONDENSED BALANCE SHEETS

	December 31,	September 30,
	2025	2025
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash	$–	$–
Total Current Assets	–	–

Total Assets	$–	$–

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued liabilities	$7,048	$10,644
Accrued interest payable	13,154	11,008
Current liabilities from discontinued operations	12,000	12,000
Total Current Liabilities	32,202	33,652

Non-current convertible note payable	113,174	106,434
Total Long-term Liabilities	113,174	106,434

Total Liabilities	145,376	140,086

STOCKHOLDERS' DEFICIT
Common Stock: $0.0001 par value, 75,000,000 shares authorized, 5,920,000 shares issued and outstanding	592	592
Additional paid-in capital	76,320	76,320
Accumulated deficit	(222,288)	(216,998)
Total Stockholders' Deficit	(145,376)	(140,086)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$–	$–

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2025	2024

Operating Expenses
General and administration	$3,144	$14,995
Total operating expenses	3,144	14,995

Net loss from operations	(3,144)	(14,995)

Other expense
Interest expense	(2,146)	(1,685)
Total other expense	(2,146)	(1,685)

Net loss before taxes	(5,290)	(16,680)
Provision for income taxes	–	–
Net loss	$(5,290)	$(16,680)

Net Loss Per Common Share – Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	5,920,000	5,920,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Three Months Ended December 31, 2025 and 2024

(Unaudited)

Three Months Ended December 31, 2025

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 30, 2025	5,920,000	$592	$76,320	$(216,998)	$(140,086)
Net loss	–	–	–	(5,290)	(5,290)
Balance, December 31, 2025	5,920,000	$592	$76,320	$(222,288)	$(145,376)

Three Months Ended December 31, 2024

			Additional		Total
	Common stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit

Balance, September 31, 2024	5,920,000	$592	$76,320	$(175,845)	$(98,933)
Net loss	–	–	–	(16,680)	(16,680)
Balance, December 31, 2024	5,920,000	$592	$76,320	$(192,525)	$(115,613)

The accompanying notes are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	December 31,	December 31,
	2025	2024

Cash Flows from Operating Activities:
Net loss	$(5,290)	$(16,680)
Changes in operating assets and liabilities:
Accounts payable	(3,596)	4,995
Accrued interest payable	2,146	1,685
Net Cash Used in Operating Activities	(6,740)	(10,000)

Cash Flows from Financing Activities:
Proceeds from issuance of convertible notes	6,740	10,000
Net Cash Provided by Financing Activities	6,740	10,000

Net Change in Cash and Cash Equivalents	–	–
Cash and Cash Equivalents, beginning of period	–	159
Cash and Cash Equivalents, end of period	$–	$159

Supplemental Disclosure Information:
Cash paid for interest	$–	$–
Cash paid for taxes	$–	$–

See accompanying notes, which are an integral part of these unaudited condensed financial statements.

MEDICALE CORP.

NOTES TO THE UNAUDITED CONDENSED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2025

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

Note 2 – GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern. The Company has an accumulated deficit of $222,288 and a working capital deficit of $32,202 as of December 31, 2025. The Company currently has losses and has not completed its efforts to establish a stabilized source of revenues sufficient to cover operating costs over an extended period of time. Therefore, there is substantial doubt about the Company’s ability to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. In light of management’s efforts, there are no assurances that the Company will be successful in this or any of its endeavors or become financially viable and continue as a going concern.

Note 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with US GAAP for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the year ending September 30, 2026. Notes to the unaudited interim financial statements that would substantially duplicate the disclosures contained in the audited financial statements for fiscal year 2024 have been omitted. This report should be read in conjunction with the audited financial statements and the footnotes thereto for the fiscal year ended September 30, 2025 included in the Company’s Form 10-K as filed with the Securities and Exchange Commission on January 12, 2026.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. During the year ended September 30, 2024, the bank account, which was registered under the former Director of the Company, was written off upon the change of director as the Company was not able to recover the fund and bad debt expense of $159 was incurred in the Statements of Operations. As of December 31, 2025 and September 30, 2025, the Company had cash of $0.

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

Due to its short-term nature, the carrying value of cash, accounts payable and accrued liabilities approximated fair value at December 31, 2025.

Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with FASB ASC 260 “Earnings per Share”. Basic loss per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. For the three months ended December 31, 2025 and 2024, convertible notes were potentially dilutive instruments and were not included in the calculation of diluted loss per shares as their effect would be antidilutive.

	December 31,	December 31,
	2025	2024
	(Shares)	(Shares)
Convertible notes payable	5,616,502	5,485,910

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

As of December 31, 2025 and September 30, 2025, the Company had 5,920,000 shares issued and outstanding.

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

Note 5– CONVERTIBLE NOTE PAYABLE

Schedule of convertible notes payable	December 31,	September 30,
	2025	2025
December 2023	$48,186	$48,186
March 2024	10,602	10,602
June 2024	9,288	9,288
September 2024	15,509	15,509
December 2024	10,000	10,000
March 2025	4,371	4,371
June 2025	2,021	2,021
September 2025	6,457	6,457
December 2025	6,740	–
	$113,174	$106,434

On December 31, 2023, the Company entered into a Convertible Note agreement with a third party at $48,186 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on December 31, 2029. The note can be converted to the Company’s common stock at $0.01 per share. As of December 31, 2025, the accrued interest is $7,720.

On March 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,602 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.04 per share. As of December 31, 2025, the accrued interest is $1,487.

On June 30, 2024, the Company entered into a Convertible Note agreement with a third party at $9,288 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.04 per share. As of December 31, 2025, the accrued interest is $1,118.

On September 30, 2024, the Company entered into a Convertible Note agreement with a third party at $15,509 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $1,553.

On December 31, 2024, the Company entered into a Convertible Note agreement with a third party at $10,000 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2030. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $800.

On March 31, 2025, the Company entered into a Convertible Note agreement with a third party at $4,371 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on March 31, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $263.

On June 30, 2025, the Company entered into a Convertible Note agreement with a third party at $2,021 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on June 30, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $81.

On September 30, 2025, the Company entered into a Convertible Note agreement with a third party at $6,457 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on September 30, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $130.

On December 31, 2025, the Company entered into a Convertible Note agreement with a third party at $6,740 for paying operating expenses on behalf of the Company. The note bears a 8% interest rate per year and matures on December 31, 2031. The note can be converted to the Company’s common stock at $0.15 per share. As of December 31, 2025, the accrued interest is $0.

During the three months ended December 31, 2025 and 2024, the Company incurred $2,146 and $1,685 of note interest expense. As of December 31, 2025 and September 30, 2025, accrued interest payable was $13,154 and $11,008, respectively.

Note 6 – DISCONTINUED OPERATION

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

The following table presents information related to the liabilities that were classified as current liabilities from discontinued operations in our balance sheets:

	December 31, 2025	September 30, 2025
Current Liabilities
Accounts payable and accrued expenses	$12,000	$12,000

Total current liabilities from discontinued operations	$12,000	$12,000

Note 7– SEGMENT REPORTING

Operating segments comprised of the components of an entity in which separate information is available for evaluation by the Company’s chief operating decision maker, or group of decision makers, in determining how to allocate resources in evaluating performance. The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer.

Through December 31, 2025, the Company is still in development stage and has not commenced any operations. All activity through the date of this report relates to preserving cash, attempting to raise capital, and continuing the Company’s public reporting.

Note 8– SUBSEQUENT EVENTS

In accordance with SFAS 165 (ASC 855-10) the Company has analyzed its operations subsequent to December 31, 2025 to the date these financial statements were issued and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the three months ended December 31, 2025 and 2024 which are included herein.

Three months ended December 31, 2025 compared to three months ended December 31, 2024

	Three Months Ended
	December 31,
	2025	2024	Changes	%

Operating expenses	$3,144	$14,995	$(11,851)	(79%	)
Other expenses	2,146	1,685	461	27%
Net Loss	$5,290	$16,680	$(11,390)	(68%	)

Our net loss for the three months ended December 31, 2025 was $5,290 compared with net loss of $14,995 for the three months ended December 31, 2024 due to the decrease in audit fees.

Liquidity and Capital

Working Capital

	As of	As of
	December 31,	September 30,
	2025	2025	Changes	%

Current Assets	$–	$–	$–	–
Current Liabilities	32,202	33,652	(1,450)	(4%	)
Working Capital Deficiency	$(32,202)	$(33,652)	$(1,450)	4%

As at December 31, 2025 and September 30, 2025, our Company had cash of $0.

As at December 31, 2025, our Company had current liabilities of $32,202 as compared to $33,652 as of September 30, 2025. The decrease in current liabilities was due to the decrease in accounts payable and accrued liabilities.

As at December 31, 2025, our Company had a working capital deficiency of $32,202 compared with a working capital deficit of $33,652 as at September 30, 2025. The increase in working capital deficit was primarily due to the increase in accrued interest payable.

Cash Flows

	Three Months Ended
	December 31,
	2025	2024	Changes	%

Cash flows used in operating activities	$(6,740)	$(10,000)	$3,260	(33%	)
Cash flows provided by financing activities	6,740	10,000	(3,260)	(33%	)
Net changes in cash	$–	$–	$–	–

Cash Flow from Operating Activities

We have not generated positive cash flow from operating activities. During the three months ended December 31, 2025, net cash used in operating activities was $6,740 compared to $10,000 used during the three months ended December 31, 2024.

Cash flows used in operating activities during the three months ended December 31, 2025, comprised of a net loss of $5,290 increased by a net change in operating liabilities of $1,450.

Cash flows used in operating activities during the three months ended December 31, 2024, comprised of a net loss of $16,680, decreased by a net change in operating liabilities of $6,680.

Cash Flow from Investing Activities

During the three months ended December 31, 2025 and 2024, our Company did not have any investing activities.

Cash Flow from Financing Activities

During the three months ended December 31, 2025 and 2024, net cash provided by financing activities was $6,740 and $10,000 for proceed from the issuance of convertible notes to non-affiliates for paying operating expenses, respectively.

Going Concern

As of December 31, 2025, we had an accumulated deficit of $222,288. We believe that its existing capital resources may not be adequate to enable it to continue as a going concern. Management anticipates that the Company will be dependent, for the near future, on additional investment capital to fund operating expenses. The Company intends to position itself so that it will be able to raise additional funds through the capital markets. The accompanying condensed financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we fail to generate positive cash flow or obtain additional financing, when required, we may have to modify, delay, or abandon some or all of our future business plans.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by our company in the reports that it files or submits under the Exchange Act is accumulated and communicated to our management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management carried out an evaluation under the supervision and with the participation of our Principal Executive Officer and Principal Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of December 31, 2025. Based upon that evaluation, our Principal Executive Officer and Principal Financial Officer have concluded that our disclosure controls and procedures were not effective as of December 31, 2025.

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

Medicale Corp.

Date: February 17, 2026	By:	/s/ Chen Zu De
Chen Zu De
Chief Executive Officer and
Chief Financial Officer

